Form 10-Q
period 1995-03-31
C&K 1981 FUND A LTD
filed 1995-05-11
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1995

                                          OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-10268


                                C&K 1981 FUND-A, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                            76-0307703
       (State or other jurisdiction of              (I.R.S.  Employer
       incorporation or organization)              Identification No.)

       16825 Northchase Dr., Suite 1100,
                  Houston, Texas                              77060
      (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:      713-874-0700

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X
                                     Yes       No

              The C&K 1981 Fund-A, Ltd. is a Texas limited partnership.

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


                                                              Page

     PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

            Balance Sheets
            March 31, 1995 and December 31, 1994 . . . . . . .  3

            Statements of Operations
            Three months ended March 31, 1995 and 1994 . . . .  4

            Statement of Partners' Capital (Deficit)
            Three months ended March 31, 1995 and 1994 . . . .  5

            Statements of Cash Flows
            Three months ended March 31, 1995 and 1994 . . . .  6

            Notes to the Financial Statements  . . . . . . . . 7-10

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations . 11-12

     PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings . . . . . . . . . . . .  13

            Item 2.  Changes in Securities . . . . . . . . . .  13

            Item 3.  Defaults upon Senior Securities . . . . .  13

            Item 4.  Submission of Matters to a Vote of
                       Security Holders  . . . . . . . . . . .  13

            Item 5.  Other Information . . . . . . . . . . . .  13

            Item 6.  Exhibits and Reports on Form 8-K  . . . .  13

     SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . .  14

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                    March 31,       December 31,
                                                      1995              1994
     Oil and gas properties and equipment, at cost,
       using the full cost method of accounting    $20,943,958   $ 20,940,892

     Less: Accumulated depletion                   (20,159,691)   (20,131,367)


     Total Assets                                  $   784,267   $    809,525

                          LIABILITIES AND PARTNERS' DEFICIT

     Current payable to General Partner            $   230,160   $    508,040

     Long-term payable to General Partner              788,673        505,558

       Total liabilities                             1,018,833      1,013,598

     Contingency (Note 7)
     Partners' deficit                                (234,566)      (204,073)

     Total Liabilities and Partners' Deficit       $   784,267   $    809,525

     [FN]
     The accompanying notes are an integral party of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                        Three months ended
                                                              March 31,
                                                      1995                1994
     Revenues:

       Oil and gas sales                            $245,635            $338,250


     Expenses:

       Lease operating expense                        91,497              56,997
       Production tax expense                         27,553              34,772
       Marketing deductions                            3,420               8,787
       Depletion expense                              28,324              35,187
       General and administrative expense             72,176              63,620
       Interest expense - affiliated                  25,368              18,071
                                                    $248,338           $ 217,434

     Net income (loss)                              $ (2,703)          $ 120,816

     Net income (loss) per limited
      partnership unit
       (3,302 outstanding)                          $  (6.90)          $   13.86

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                        Three months ended March 31, 1994
                                                            Combining
                                   General       Limited   Adjustment
                                   Partner      Partners    (Note 3)    Total
     Balance at January 1, 1994   $ 234,610    $(624,507)   $ 86,504  $(303,393)
     Contributions                   61,876        --           --      61,876
     Distributions                 (147,346)       --           --     (147,346)
     Net income (loss)               76,800       45,775      (1,759)   120,816

     Balance at March 31, 1994    $ 225,940    $(578,732)   $ 84,745  $(268,047)

                                        Three months ended March 31, 1995
                                                           Combining
                                    General     Limited   Adjustment
                                    Partner    Partners    (Note 3)      Total
     Balance at January 1, 1995    $ 223,920   $(500,537)  $ 72,544   $(204,073)
     Contributions                    79,541       --         --         79,541
     Distributions                  (107,331)      --         --       (107,331)
     Net income (loss)                22,622     (22,796)    (2,529)     (2,703)

     Balance at March 31, 1995     $ 218,752   $(523,333)  $ 70,015   $(234,566)

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                March 31,
                                                           1995         1994

     Cash flows from operating activities:
       Net income (loss)                               $  (2,703)     $ 120,816
       Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depletion                                       28,324         35,187

          Net cash provided by operating activities       25,621        156,003

     Cash flows from investing activities:
       Additions to oil and gas
          properties and equipment                        (3,066)        (2,768)

     Cash flows from financing activities:
       Increase in payable to General Partner              5,235        (67,765)
       Distributions to General Partner                 (107,331)      (147,346)
       Contributions by General Partner                   79,541         61,876

          Net cash used in financing activities          (22,555)      (153,235)

          Net increase (decrease) in cash and
           cash equivalents                               --             --

     Cash and cash equivalents at beginning of period     --             --

     Cash and cash equivalents at end of period           --             --

     Supplemental disclosure of cash flow information:
       Cash paid during the period for interest      $    --       $     --

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                           (A Texas Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

        These  financial statements  should  be  read  in  the  context  of  the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting only of normal recurring items necessary to present fairly the financial position of the C&K 1981 Fund-A, Ltd. at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the partners' capital/(deficit) and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

      Organization

        The   C&K  1981  Fund-A,  Ltd.  (the  "Partnership"),  a  Texas  Limited
     Partnership, was organized on December 16, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on May 12, 1981. Total initial Limited Partner contributions were $8,255,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner.

        Effective November 18, 1992, Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc, was sold to Williams-Cody, Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

        Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by Williams Gas Management Company. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. has been changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company has been changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnerships affairs and is responsible for the activities of the Partnership.

        CODY is currently considering either transferring its limited partner and general partner interest in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership which could lead to the ultimate dissolution of the Partnership. GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

      Basis of Accounting

        The accounts of the Partnership are maintained on the accrual basis in accordance with accounting practices permitted for federal income tax reporting purposes. In order to present the accompanying financial statements on the basis of generally accepted accounting principles for financial reporting purposes, adjustments have been made to account for oil and gas properties under the full cost method of accounting.

      Oil and Gas Properties

        The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

        The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling" which is calculated as the present value of future net revenues from estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

        Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

        The capitalization ceiling is computed for the first quarter of the year by (i) adjusting the previous year-end present value of future net revenues for the accretion of the discount, production, and revisions to reserve estimates, if any, and (ii) revising the resultant valuation of future net revenues to incorporate prices and volumes at the financial statement date.

      Contributions and Distributions

        Contributions by the General Partner, as presented in the Statement of Partners' Capital/(Deficit), represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues.

      Net Income per Limited Partnership Unit

        Net income per Limited Partnership unit is computed by obtaining the Limited Partners net income (see Statement of Partners' Capital) and dividing by the total Limited Partnership units outstanding.

      Payable to the General Partner

        The Partnership's payable to the General Partner is the Limited Partners' obligation for their share of costs, arising from partnership operations, which are funded entirely by the General Partner. The current portion of the liability is the amount estimated to be collectible from the Limited Partners' net operating revenues over the current operating cycle (one year).

     NOTE 2 - GAS CONTRACT

        Effective January 1, 1993, under a gas purchase agreement ("agreement"), WGMan began purchasing all of the Partnership's natural gas production. The agreement is for five years and calls for a market responsive price which is tied to a published index. WGMan is paid an administrative fee of $.04 per MMBtu of gas purchased as compensation for administration and marketing of gas. WGMan also is responsible for the administration of the third party gas contracts as outlined in the agreement; however, the Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

        The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                              Limited   General
                                                              Partners  Partner
     REVENUES

      Sale of Production   . . . . . . . . . . . . . . . . . . . 50%       50%
      Sale of Equipment  . . . . . . . . . . . . . . . . . . . . 50        50
      Interest Income  . . . . . . . . . . . . . . . . . . . . . 99         1

     COSTS AND EXPENSES

      Organization and Offering Expenses Other
       than Sales Commissions  . . . . . . . . . . . . . . . . .  0       100
      Leasehold Acquisition Costs  . . . . . . . . . . . . . . .  0       100
      Subsequent Leasehold Acquisition Costs   . . . . . . . . . 50        50
      Intangible Drilling Costs  . . . . . . . . . . . . . . . . 99         1
      Tangible Drilling and Completion Costs Relating to
       Commercially Productive Wells   . . . . . . . . .. . . .   0       100
      Post-Completion Costs  . . . . . . . . . . . . . .. . . .  50        50
      Operating Costs  . . . . . . . . . . . . . . . . .. . . .  50        50
      Special Costs  . . . . . . . . . . . . . . . . . .. . . .  99         1
      General and Administrative Expenses  . . . . . . .. . . .  50        50

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital (Deficit) for the each of the three months ended March 31, 1995 and 1994. During the three months ended March 31, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

        The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. The purchase price is based on the Limited Partners' proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues using a discount rate equal to the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities. At January 1, 1995, the General Partner calculated a purchase price of $(16.46) per Limited Partner unit; therefore, no offer to purchase the interest was made.

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the three months ended March 31, 1995 and 1994.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 10% and 7.0% during the three months ended March 31, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.

     NOTE 6 - INCOME TAXES

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The qualification of the Partnership as a partnership for tax purposes, and the amount of the Partnership's income or loss is subject to examination be federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

        Income tax deductions are allocated according to the manner in which the related costs were allocated. The Tax Reform Act of 1976 provides that income tax deductions for depletion must be computed by each partner rather than by the Partnership. Accordingly, the income tax returns of the Partnership will not include deductions for depletion since such amounts are not Partnership deductions.

        Under the passive loss rules of the Tax Reform Act of 1986 certain limitations on the deductibility of losses attributable to an investment in the Partnership apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and any personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

     NOTE 7 - CONTINGENCY

        The Partnership has a working capital deficiency and a net capital deficiency. As a result of the deficit capital position of the Limited Partners' interests, all net cash flows attributable to the Limited Partners' share of the Partnership's operations are presently applied entirely against its indebtedness for past funds advanced by the General Partner and are not available to fund Partnership needs. Funds required by the Partnership in excess of those generated by operations will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations through CODY. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Cash flow for the three months ended March 31, 1995 was applied to the Limited Partners' debt to the General Partner. Consequently, the Partnership has no cash on hand for the three month period ended March 31, 1995.

        Any funds required by the Partnership in excess of those generated by operating proceeds will be advanced by GCEC, through CODY, the General Partner, since all of the Partnership's cash flow is encumbered and no Partnership funds are available for drilling future wells. The revenues attributable to the Limited Partners' share of the Partnership's producing operations are presently applied entirely against its indebtedness for past advances contributed by the General Partner. CODY is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. As long as CODY remains the general partner of the Partnership, GCEC intends to continue advancing funds, through CODY, required by the Partnership in excess of those generated by operations (See Notes 1 and 5 to the Financial Statements).

        The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in oil sales prices. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in the remainder of 1995 and future years for its non-routine oil and gas production.

        There were no capital expenditures for the three months ended March 31, 1995 and 1994. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1995.

     RESULTS OF OPERATIONS

        Net loss for the three months ended March 31, 1995 was $2,703, a decrease of $123,519 or 102% from net income of $120,816 reported for the same period in 1994. The decrease resulted primarily from declining production rates for both oil and gas and declining prices for gas which were offset somewhat by an increase in the price received for oil.

        Crude oil and natural gas sales during the three months ended March 31, 1995 were $245,635, a decrease of $92,615 or 27% compared to the same period in 1994. Crude oil and natural gas production per day decreased to 144 barrels and 207 thousand cubic feet ("mcf"), respectively, as compared to 247 barrels and 301 mcf, respectively, in 1994. During the first quarter of 1995, average sales prices increased for crude oil to $16.80 per barrel and decreased for natural gas to $1.50 per mcf, respectively, as compared to $13.22 and $2.39, respectively, for the same period in 1994.

        Lease operating expense for the three months ended March 31, 1995 decreased by $34,500 or 61% compared to the corresponding period in 1994. The increase in lease operating expenses is due to increased operating requirements which result as the properties mature irrespective of the decline in production. Production tax expense for the first quarter of 1995 decreased by $7,219 or 21% compared to the same period in 1994. The decrease in production taxes is due to declining production volumes which is manifested by lower overall revenues and lower severance taxes. Marketing deductions were $3,420 for the three months ended March 31, 1995 as compared to $8,787 for the corresponding period in 1994. Depletion expense decreased by $6,863 or 20% compared to the same period in 1994. General and administrative expenses for the first quarter of 1995 increased by $8,556 or 13% compared to the same period in 1994. Interest expense increased by $7,297 or 40% compared to the corresponding period in 1994. The increase in interest expense is due to the increase in interest rates.


                             PART II - OTHER INFORMATION

                                C&K 1981 FUND-A, LTD.


     Item 1.  Legal Proceedings

           None.

     Item 2.  Changes in Securities

           None.

     Item 3.  Defaults Upon Senior Securities

           None.

     Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.

     Item 5.  Other Information

           None.

     Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                None.

           (b)  Reports on 8-K:

                No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                                      SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           C&K 1981 Fund-A, LTD.
                                           (Registrant)


                                       By:  /s/ Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President & Controller
                                           CODY ENERGY, INC.
                                           Successor General Partner


     DATE:  May 11, 1995