Form 10-Q
period 1995-06-30
C&K 1981 FUND A LTD
filed 1995-08-04
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1995


                                          OR


     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     Commission file number 0-10268


                                C&K 1981 FUND-A, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                                76-0307703
           (State or other jurisdiction of              (I.R.S.  Employer
           incorporation or organization)               Identification No.)


            7555 E. Hampden Avenue, Suite 600
                      Denver, CO                              80231
        (Address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code: 303-695-3600


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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1995 and December 31, 1994

              Statements of Operations
              Three months and six months ended June 30, 1995 and 1994

              Statements of Partners' Capital (Deficit)
              Six months ended June 30, 1995 and 1994

              Statements of Cash Flows
              Six months ended June 30, 1995 and 1994

              Notes to the Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE


                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                    June 30,      December 31,
                                                     1995             1994
     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                           $ 20,941,558      $ 20,940,892

     Less: Accumulated depletion                 (20,204,250)      (20,131,367)

     Total Assets                               $    737,308      $    809,525

                     LIABILITIES AND PARTNERS' DEFICIT (CAPITAL)

     Current payable to General Partner         $    291,761      $    508,040

     Long-term payable to General Partner            675,563           505,558

       Total liabilities                             967,324         1,013,598

     Contingency (Note 7)
     Partners' deficit                              (230,016)         (204,073)

     Total Liabilities and Partners'
       Deficit (Capital)                        $    737,308      $    809,525

[FN]
    The accompanying notes are an integral part of these financial statements.


                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended      Six months ended
                                          June 30,              June 30,
                                     1995      1994        1995       1994
     Revenues:

       Oil and gas sales          $ 387,621  $377,136      $633,256   $715,386


     Expenses:

       Lease operating expense      100,322    67,030       191,819    124,027
       Production tax expense        56,478    29,313        84,031     64,085
       Marketing deductions           4,430     5,997         7,850     14,784
       Depletion expense             44,559    49,899        72,883     85,086
       General and administrative
         expense                     64,111    70,093       136,287    133,713
       Interest expense -
         affiliated                  28,552    20,586        53,920     38,657
                                    298,452   242,918       546,790    460,352

     Net income (loss)            $  89,169  $134,218      $ 86,466   $255,034

     Net income per limited
       partnership unit
         (3,302 outstanding)      $    7.04  $  13.99      $   0.14   $  27.85

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                        Six months ended June 30, 1994
                                                           Combining
                                     General   Limited    Adjustment
                                     Partner   Partners    (Note 3)     Total
     Balance at January 1, 1994    $ 234,610  $(624,507)   $ 86,504   $(303,393)
     Contributions                   146,505      --            --      146,505
     Distributions                  (318,259)     --            --     (318,259)
     Net income (loss)               169,436     91,984      (6,386)    255,034

     Balance at June 30, 1994      $ 232,292  $(532,523)   $ 80,118   $(220,113)


                                        Six months ended June 30, 1995
                                                          Combining
                                    General     Limited   Adjustment
                                    Partner    Partners    (Note 3)    Total
     Balance at January 1, 1995    $223,920    $(500,537) $ 72,544   $(204,073)
     Contributions                  158,281        --         --       158,281
     Distributions                 (270,690)       --         --      (270,690)
     Net income (loss)               92,510          475    (6,519)     86,466

     Balance at June 30, 1995      $204,021    $(500,062) $ 66,025   $(230,016)

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               June 30,
                                                         1995           1994

     Cash flows from operating activities:
       Net income (loss)                              $ 86,466        $ 255,034
       Adjustments to reconcile net income
          to net cash provided by
           operating activities:
       Depletion                                        72,883           85,086

         Net cash provided by operating activities     159,349          340,120

     Cash flows from investing activities:
         Additions to oil and gas
          properties and equipment                        (666)        (149,324)

     Cash flows from financing activities:
       Decrease in payable to General Partner          (46,274)         (19,042)
       Distributions to General Partner               (270,690)        (318,259)
       Contributions by General Partner                158,281          146,505

         Net cash used in financing activities        (158,683)        (190,796)

         Net increase (decrease) in cash and
          cash equivalents                               --                --

     Cash and cash equivalents at beginning
          of period                                      --                --

     Cash and cash equivalents at end of period          --                --

     Supplemental disclosure of cash flow
       information:
         Cash paid during the period for interest     $  --          $     --

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

        These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the C&K 1981 Fund-A, Ltd. at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the partners' capital (deficit) and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

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

        Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by Williams Gas Management Company. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. has been changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company has been changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

        CODY is currently considering either transferring its limited partner and general partner interest in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership which could lead to the ultimate dissolution of the Partnership. GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

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

        The capitalization ceiling is computed for the first three quarters of the year by (i) adjusting the previous year-end present value of future net revenues for the accretion of the discount, production, and revisions to reserve estimates, if any, and (ii) revising the resultant valuation of future net revenues to incorporate prices and volumes at the financial statement date.

      Contributions and Distributions

        Contributions by the General Partner, as presented in the Statement of Partners' Capital (Deficit), represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues.

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

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital (Deficit) for the each of the six months ended June 30, 1995 and 1994. During the six months ended June 30, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

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

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the six months ended June 30, 1995 and 1994.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 10% and 7% during the six months ended June 30, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.

     NOTE 6 - INCOME TAXES

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The qualification of the Partnership as a partnership for tax purposes and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

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


                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Cash flow for the six months ended June 30, 1995 was applied to the Limited Partners' debt to the General Partner. Consequently, the Partnership has no cash on hand at June 30, 1995.

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

        Capital expenditures were $666 for the six months ended June 30, 1995 compared to $149,324 for same period in 1994. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1995.

     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994

        Net income for the three months ended June 30, 1995 was $89,169, a decrease of $45,049 or 34% from net income of $134,218 reported for the same period in 1994. The decrease resulted primarily from declining production rates and an increase in lease operating and production tax expenses, offset somewhat by an increase in the sales price of oil.

        Crude oil and natural gas sales during the three months ended June 30, 1995 were $387,621, an increase of $10,485 or 3% compared to the same period in 1994. Crude oil and natural gas production per day decreased to 217 barrels and 274 thousand cubic feet ("mcf"), respectively, as compared to 247 barrels and 301 mcf, respectively, in 1994. During the second quarter of 1995, average sales prices increased for crude oil to $17.70 per barrel and decreased for natural gas to $1.54 per mcf, as compared to $16.20 and $2.12, respectively, for the same period in 1994.

        Lease operating expense for the three months ended June 30, 1995 increased by $33,292 or 50% compared to the corresponding period in 1994. The increase in lease operating expenses is due mainly to recording insurance charges in the second quarter of 1995 which are applicable to the entire year. Production tax expense for the second quarter of 1995 increased by $27,165 or 93% compared to the same period in 1994. On June 30, 1994, production taxes were lower than normal due to adjustments not recorded until later in the year, thereby resulting in the increase for 1995 as compared to 1994. Marketing deductions were $4,430 for the three months ended June 30, 1995 as compared to $5,997 for the corresponding period in 1994. Depletion expense decreased by $5,340 or 11% compared to the same period in 1994. Both of these decreases are the result of lower production in 1995. General and administrative expenses for the second quarter of 1995 decreased by $5,982 or 9% compared to the same period in 1994. Interest expense increased by $7,966 or 39% compared to the corresponding period in 1994. The increase in interest expense is due to increases in the interest rate in 1995.

      Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

        Net income for the six months ended June 30, 1995 was $86,466, a decrease of $168,568 or 66% compared to the same period in 1994. This decrease resulted primarily from a decline in production and increases in lease operating and production tax expenses.

        Crude oil and natural gas sales during the six months ended June 30, 1995 were $633,256, a decrease of $82,130 or 11% compared to the same period in 1994. Crude oil and natural gas production per day decreased to 181 barrels and 241 mcf, respectively, as compared to 236 barrels and 262 mcf, respectively, in 1994. During the first six months of 1995, average sales prices increased for crude oil to $17.35 per barrel and decreased for natural gas to $1.53 per mcf, as compared to $14.64 and $2.27 respectively, for the same period in 1994.

        Lease operating expense for the six months ended June 30, 1995, increased by $67,792 or 55% compared to the corresponding period in 1994. Production tax expense for the first six months of 1995 increased by $19,946 or 31% compared to the same period in 1994. The increase in lease operating costs is a result of additional operating requirements as the properties mature, irrespective of production declines. In addition, the first half of 1995 includes various insurance and right-of-way charges which are applicable to the entire year. The increase in production taxes relates to an understatement of the 1994 taxes at June 30, 1994 which was adjusted in a subsequent period. Marketing deductions were $7,850 for the six months ended June 30, 1995 as compared to $14,784 for the corresponding period in 1994. Depletion expense decreased by $12,203 or 14% compared to the same period in 1994; both of these decreases are attributable to lower production in 1995. General and administrative expenses for 1995 increased by $2,574 or 2% compared to the same period in 1994. Interest expense increased by $15,263 or 39% compared to the corresponding period in 1994. The increase in interest expense is due to increases in the interest rate in 1995.



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

     Item 5. Other Information

             None.

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits:

             None.

             (b) Reports on 8-K:

             On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10268 and Internal Revenue Service Identification No. 76-0307703), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, in which it reported a change in the Registrant's certifying independent accountants.

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








     DATE: August 4, 1995