Form 10-Q
period 1995-09-30
C&K 1981 FUND A LTD
filed 1995-11-13
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1995


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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              September 30, 1995 and December 31, 1994

              Statements of Operations
              Three months and nine months ended September 30, 1995 and 1994

              Statements of Partners' Capital (Deficit)
              Nine months ended September 30, 1995 and 1994

              Statements of Cash Flows
              Nine months ended September 30, 1995 and 1994

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                September 30,     December 31,
                                                    1995              1994
     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                           $ 20,941,558      $ 20,940,892

     Less: Accumulated depletion                 (20,232,102)      (20,131,367)

     Total Assets                               $    709,456      $    809,525



                     LIABILITIES AND PARTNERS' CAPITAL (DEFECIT)

     Current payable to General Partner         $    276,739      $    508,040

     Long-term payable to General Partner            671,909           505,558

       Total liabilities                             948,648         1,013,598

     Contingency (Note 7)
     Partners' deficit                              (239,192)         (204,073)

     Total Liabilities and Partners'
       Capital (Deficit)                        $    709,456      $    809,525

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended      Nine months ended
                                        September 30,         September 30,
                                     1995      1994          1995        1994
     Revenues:

       Oil and gas sales          $ 242,283  $314,765      $875,539   $1,030,151

     Expenses:

       Lease operating expense       55,774    31,250       247,593      155,277
       Production tax expense        26,734    39,669       110,765      103,754
       Marketing deductions           4,697     9,280        12,547       24,064
       Depletion expense             27,852    42,604       100,735      127,690
       General and administrative
         expense                     63,028    70,597       199,315      204,310
       Interest expense -
         affiliated                  26,803    23,096        80,723       61,753
                                    204,888   216,496       751,678      676,848

     Net income (loss)            $  37,395  $ 98,269      $123,861   $  353,303

     Net income per limited
       partnership unit
         (3,302 outstanding)      $    0.31  $   8.39      $   0.45   $    36.24

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                        Nine months ended September 30, 1994
                                                           Combining
                                     General    Limited   Adjustment
                                     Partner   Partners    (Note 3)     Total
     Balance at January 1, 1994    $ 234,610  $(624,507)    $ 86,504  $(303,393)

     Contributions                   205,561      --            --      205,561
     Distributions                  (451,167)     --            --     (451,167)
     Net income (loss)               243,883    119,668      (10,248)   353,303

     Balance at September 30, 1994 $ 232,887  $(504,839)    $ 76,256  $(195,696)

                                        Nine months ended September 30, 1995
                                                          Combining
                                    General     Limited   Adjustment
                                    Partner    Partners    (Note 3)    Total

     Balance at January 1, 1995    $ 223,920  $(500,537)  $ 72,544   $(204,073)
     Contributions                   217,133      --          --       217,133
     Distributions                  (376,113)     --          --      (376,113)
     Net income (loss)               131,374      1,501     (9,014)    123,861

     Balance at September 30, 1995 $ 196,314  $(499,036)  $ 63,530   $(239,192)

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                         1995           1994

     Cash flows from operating activities:
       Net income (loss)                              $ 123,861       $ 353,303
       Adjustments to reconcile net income
          to net cash provided by
           operating activities:
       Depletion                                        100,735         127,690

         Net cash provided by operating activities      224,596         480,993

     Cash flows from investing activities:
         Additions to oil and gas
          properties and equipment                         (666)       (169,174)

     Cash flows from financing activities:
       Decrease in payable to General Partner           (64,950)        (66,213)
       Distributions to General Partner                (376,113)       (451,167)
       Contributions by General Partner                 217,133         205,561

         Net cash used in financing activities         (223,930)       (311,819)

         Net increase (decrease) in cash and
          cash equivalents                                 --              --

     Cash and cash equivalents at beginning
          of period                                        --              --

     Cash and cash equivalents at end of period       $    --        $     --

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

        These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the C&K 1981 Fund-A, Ltd. at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the partners' capital (deficit) and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended September 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

      Organization

        The C&K 1981 Fund-A, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on May 12, 1981. Total initial Limited Partner contributions were $8,255,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc.

        Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital (Deficit) for the each of the nine months ended September 30, 1995 and 1994. During the nine months ended September 30, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

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

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the nine months ended September 30, 1995 and 1994.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 8.2% and 7.6% during the nine months ended September 30, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.

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

     NOTE 8 - RECLASSIFICATIONS

       Certain amounts from previous years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassification had no effect on net income.


                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Cash flow for the nine months ended September 30, 1995 was applied to the Limited Partners' debt to the General Partner. Consequently, the Partnership had no cash on hand at September 30, 1995.

        Capital expenditures were $666 for the nine months ended September 30, 1995 compared to $169,174 for same period in 1994. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1995.

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

        The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in oil sales prices. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in the remainder of 1995 and future years for its oil and gas production.

     RESULTS OF OPERATIONS

       Three Months Ended September 30, 1995 vs. Three Months Ended September 30, 1994

        Net income for the three months ended September 30, 1995 was $37,395, a decrease of $60,874 or 62% from net income of $98,269 reported for the same period in 1994. The decrease resulted primarily from a decline in net revenues caused by lower oil production.

        Crude oil and natural gas sales during the three months ended September 30, 1995 were $242,283, a decrease of $72,482 or 23% compared to the same period in 1994. Crude oil production decreased to 145 barrels per day as compared to 199 barrels in 1994, while natural gas production increased to 255 thousand cubic feet ("mcf") per day as compared to 231 mcf in 1994. During the third quarter of 1995, average sales prices decreased for crude oil to $15.55 per barrel and for natural gas to $1.46 per mcf, as compared to $16.55 and $1.61, respectively, for the same period in 1994.

        Lease operating expense for the three months ended September 30, 1995 increased by $24,524 or 78% compared to the corresponding period in 1994. The increase in lease operating expenses is due mainly to additional environmental and safety costs in 1995 attributable to wells in Louisiana and an understatement of 1994 costs caused by adjustments to estimated costs originally recorded in 1993. Production tax expense for the third quarter of 1995 decreased by $12,935 or 33% compared to the same period in 1994 which relates to the decline in oil production for 1995. Marketing deductions were $4,697 for the three months ended September 30, 1995 as compared to $9,280 for the corresponding period in 1994. Depletion expense decreased by $14,752 or 35% compared to the same period in 1994, also the result of declining oil production. General and administrative expenses for the third quarter of 1995 decreased by $7,569 or 11% compared to the same period in 1994. Interest expense increased by $3,707 or 16% compared to the corresponding period in 1994. The increase in interest expense is due to an increase in the interest rate from 1994 to 1995.

       Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

        Net income for the nine months ended September 30, 1995 was $123,861, a decrease of $229,442 or 65% compared to the same period in 1994. This decrease resulted primarily from an overall decline in production and an increase in lease operating expense.

        Crude oil and natural gas sales during the nine months ended September 30, 1995 were $875,539, a decrease of $154,612 or 15% compared to the same period in 1994. Crude oil and natural gas production per day decreased to 169 barrels and 246 mcf, respectively, as compared to 218 barrels and 255 mcf, respectively, in 1994. During the first nine months of 1995, average sales prices increased for crude oil to $16.82 per barrel and decreased for natural gas to $1.50 per mcf, as compared to $15.18 and $2.05 respectively, for the same period in 1994.

        Lease operating expense for the nine months ended September 30, 1995 increased by $92,316 or 59% compared to the corresponding period in 1994. Production tax expense for the first nine months of 1995 increased by $7,011 or 7% compared to the same period in 1994. The increase in lease operating costs is a result of additional operating requirements as the properties mature, including environmental and safety costs, irrespective of production declines. Also, the nine months ended September 1994 are understated, due to recognition during 1994 of lease operating expense accrual adjustments applicable to 1993. Production taxes, which normally increase or decrease with production, were also understated in 1994, causing the relative increase for 1995. Marketing deductions were $12,547 for the nine months ended September 30, 1995 as compared to $24,064 for the corresponding period in 1994. Marketing deductions for 1994 included approximately $6,600 in charges applicable to 1993 production. Depletion expense decreased by $26,955 or 21% compared to the same period in 1994; both of these decreases are attributable to lower production for 1995. General and administrative expenses for 1995 decreased by $4,995 or 2% compared to the same period in 1994. Interest expense increased by $18,970 or 31% compared to the corresponding period in 1994. The increase in interest expense is due to an increase in interest rates from 1994 to 1995.


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

     Item 5. Other Information

             None.

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits:

             None.

             (b) Reports on 8-K:

             On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10269), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, relating to the change in the registrant's certifying accountants.



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


     DATE:  November 13, 1995