Form 10-K
period 1995-12-31
C&K 1981 FUND A LTD
filed 1996-03-28
CIK 355058

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     Commission file number 0-10268

                                C&K 1981 FUND-A, LTD.
                (Exact name of registrant as specified in its charter)

                        Texas                             76-0307703
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

          7555 E. Hampden Avenue, Suite 600
                  Denver, Colorado                        80231
      (Address of principal executive offices)           (Zip code)

     Registrant's telephone number, including area code: (303) 695-3600

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
         Title of Each Class                          Which Registered

             None                                               None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Limited Partnership Interests
                                   (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     x
                                    Yes        No

                         DOCUMENTS INCORPORATED BY REFERENCE

           Portions of Registrant's Registration Statement No. 2-70303 are incorporated by reference into Part IV of this report.

                                        PART I

     ITEM 1 - Business

      General

         The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 1 - Organization.

       Operating Hazards and Uninsured Risks

         All of the Partnership's oil and gas activities are subject to the risks normally associated with exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. The General Partner believes that its operations and facilities are in compliance with applicable environmental regulations. Nevertheless, the risks of substantive costs and liabilities are inherent in operations such as the Partnership's, and there can be no assurance that significant costs and liabilities will not be incurred in the future. The General Partner does carry insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs to the Partnership to the extent not covered by insurance. Notwithstanding the foregoing, the General Partner believes that it has adequate insurance coverage to preclude any material adverse impact from known claims.

       Markets

         The availability of a ready market for the Partnership's oil and gas production and revenues generated from sales of production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities, and the costs of complying with applicable environmental regulations. Prices for oil and gas have proven volatile in recent years. Due to all of the above stated factors, management is unable to predict future prices.

       Regulation

         Federal Regulation

         Various aspects of the Partnership's natural gas operations are affected by regulations of the Federal Energy Regulatory Commission ("FERC") under authority of the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). The provisions of these acts are complex. However, pursuant to certain FERC rules and recent legislation, most gas was deregulated on January 1, 1993. Additionally, the interstate natural gas pipeline industry is undergoing a substantial restructuring by the FERC. The impact of price decontrol and the FERC restructuring on the Partnership is uncertain, but at present would appear not to cause a material adverse effect on the business of the Partnership.

       State Regulation

         Most states in which the Partnership owns oil and gas properties have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and maximum rates of production from oil and gas wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Partnership properties. State regulatory authorities have also established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Some states have enacted statutes prescribing ceiling prices for gas sold within the state.

         In 1992, the Texas Railroad Commission ("TRC") adopted a significant revision to the current system of natural gas production in Texas. The previous system required each pipeline system to estimate the demand for gas each month and take from its suppliers on a pro rata basis. The new rule assigns allowable production of natural gas to wells on an annual basis rather than a monthly basis. In addition, the determination of market demand is made by the TRC rather than the pipelines. The impact of these new regulations on the Partnership has been and is expected to be minimal.

       Environmental Regulation

         The Partnership's oil and gas exploration and production operations are subject to regulation by the United States Environmental Protection Agency (the "EPA") and the regulatory bodies in each state in which it is doing business. The Partnership's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities. New programs and changes in existing programs are anticipated, some of which include naturally occurring radioactive materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials. The Partnership is not a party to any enforcement proceedings at this time.

       Federal Income Tax Legislation

         The Partnership pays no income taxes. Instead, all items of income and loss flow through directly to the partners to be included in their individual returns. Certain limitations on the deductibility of losses attributable to an investment in the Partnership under the passive loss rules will apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

         The Revenue Act of 1987 classifies certain "publicly traded" partnerships as corporations for federal income tax purposes. The General Partner believes that the Partnership should not be considered a publicly traded partnership under such provisions, although no assurance of this result can be given. In the event the Partnership was classified as a publicly traded partnership under such provisions, it should qualify for an exemption from corporate classification to the extent that 90% of its gross income is derived from the exploration, production and development of oil and natural gas.

         Each Limited Partner should consult with his tax advisor as to the effect of the federal income tax laws on his investment in the Partnership.

       Additional Legislation

         No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas, imposing new taxes on revenues attributable to oil and gas production, or affecting the market demand for oil and gas; nor can it be predicted which proposals, including those currently under consideration, if any, might be enacted or become effective.

       Employees

         The Partnership has no employees. Management of the Partnership, including legal, accounting, technical and operational support, is provided by the General Partner.


     ITEM 2 - Properties

       General

         The Partnership's interests in its properties are in the form of various ownership interests in oil and gas leases. On certain properties, the size of interest owned by the Partnership will change after the investment in the prospect or well is recovered. The Partnership's properties may be subject to liens, operating agreements, minor encumbrances, easements and restrictions.

       Acreage

         As of December 31, 1995, the Partnership held oil and natural gas leases as follows:

                                      Acreage Developed
                                        Gross     Net
               Louisiana                  320     160
               Texas                    1,600     162
               Total                    1,920     322

      Production

        The following table summarizes for the periods indicated the Partnership's (i) net oil and gas production, (ii) the average sales price received per barrel ("bbl") of crude oil and per thousand cubic feet ("mcf") of natural gas, and (iii) the composite production cost per equivalent bbl of oil and gas ("BOE") produced. Gas has been converted on the basis of 6 mcf equals 1 bbl. Liquid gas plant products (derived from natural gas) have been converted on the basis of 1 bbl of plant products equals 6 mcf.


                                              Year Ended December 31,
                                             1995       1994      1993
     Natural Gas:
       Production (mcf)                      71,575    76,057   114,073
       Average Sales Price per mcf            $1.65     $1.99     $2.07

     Plant Products:
       Production (mcf)                      20,171     9,405    27,162
       Average Sales Price per mcf            $1.40     $1.23     $1.40

     Oil:
       Production (bbl)                      63,582    75,955   114,160
       Average Sales Price per bbl           $16.74    $15.40    $17.07

     Composite Production Cost per BOE        $5.50     $4.20     $3.87

       Estimated Oil and Gas Reserve Quantities (Unaudited)

        The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

        As of December 31, 1995, the Partnership had working interests in seven gross (1.63 net) productive wells, located in Louisiana and Texas.

      Drilling Activity

        The Partnership did not participate in any drilling activity during 1995. During 1994, the Partnership participated in the drilling of the Mestena No. E-18 which cost the Partnership $178,843 and increased the Partnership reserve base by 2,982 bbls of oil and 182,971 mcf of gas and plant products. In 1993, the Partnership did not participate in any drilling activity.


     ITEM 3 - Legal Proceedings

        There were no material legal proceedings to which the Partnership is a party nor to which any of its properties were subject.


     ITEM 4 - Submission of Matters to a Vote of Security Holders

        None.



                                        PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

        The number of holders of record of equity securities of the Partnership as of December 31, 1995, was as follows:


                 Title of Class               Number of Record Holders

          Limited Partnership Interests                  590


        The assignment of interest is subject to certain restrictions. Because of these restrictions and the absence of a public market for the interests, a Limited Partner may not readily be able to liquidate his investment in the Partnership. However, Article VII of the Partnership Agreement provides a procedure whereby a Limited Partner may present his Limited Partnership interest to the General Partner for purchase. The purchase price is based on the Limited Partners' proportionate share of the sum of
     (i) two-thirds of the present worth of estimated future net revenues discounted at the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities. (See Part IV of this report under Notes to Financial Statements, Notes 4 and 5).

     ITEM 6 - Selected Financial Data

        Selected financial data for each of the five years in the period ended December 31, 1995 are as follows:

                                          Year Ended December 31,
                                     1995         1994           1993
     Oil and Gas Sales            $1,210,563    $1,332,719     $2,223,181

     Production Costs
       & Taxes                       433,329       378,476        533,494

     Oil & Gas Sales, Net of
       Production Costs and Taxes    777,234       954,243      1,689,687

     Net Income from
       Continuing Operations         251,210       400,767      1,049,869

     Net Income per Limited
       Partnership unit                   14            38            134

     Total Assets                    670,943       809,525        799,795

     Short-Term Obligations          145,274       508,040        658,547

     Long-Term Obligations           734,599       505,558        444,641



                                               Year Ended December 31,
                                               1992                1991

     Oil and Gas Sales                     $3,357,202           $3,347,283

     Production Costs
       & Taxes                                589,144            1,038,593

     Oil & Gas Sales, Net of
       Production Costs and Taxes           2,768,058            2,308,690

     Net Income from
       Continuing Operations                1,742,100              965,879

     Net Income per Limited
       Partnership unit                           215                   71

     Total Assets                           1,055,154            1,931,028

     Short-Term Obligations                 1,042,870            1,272,951

     Long-Term Obligations                    655,413            1,617,271


     ITEM 7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations

       1995 Compared to 1994

         The Partnership's net income for the year ended December 31, 1995, was $251,210, representing a 37% decrease from net income of $400,767 reported for the same period in 1994. The decrease resulted primarily from lower oil production and an increase in lease operating expenses in 1995.

         Crude oil and natural gas sales for the year ended December 31, 1995 decreased $122,156 or 9% when compared to the same period in 1994. This decrease resulted from declines in oil and gas production of 12,373 bbls and 4,482 mcf, respectively, and a drop of $0.34 in the average gas price per mcf. These declines were partially offset by an increased price per barrel for oil and an increase in plant product sales. During 1995, crude oil production per day decreased to 174 bbls, compared with 1994 daily production of 208 bbls. Natural gas production decreased to 196 mcf per day in 1995, compared with 208 mcf per day in 1994. Plant products increased to 55 equivalent mcf per day in 1995, compared with 1994 daily production of 26 equivalent mcf. During the first half of 1994, gas was sold at the wellhead rather than processed for economic reasons, which resulted in the increase for 1995. Average crude oil, natural gas, and plant product prices in 1995 were $16.74 per bbl, $1.65 per mcf, and $1.40 per equivalent mcf, respectively, compared to $15.40 per bbl, $1.99 per mcf and $1.23 per equivalent mcf, respectively, for the same period in 1994.

         Lease operating expense of $295,856 increased by 23% compared to the same period in 1994. This increase of $56,261 is the result of additional operating requirements as the properties mature, including environmental and safety costs, irrespective of production declines. Depreciation, depletion and amortization expense decreased by 18% or $29,865 due to decreased oil and gas sales in 1995 as compared to the same period in 1994. Production tax expense of $137,473 decreased by 1% from 1994, again due to decreased oil and gas sales in 1995. Interest expense of $107,158 increased by 24% due to rising interest rates in 1995. The Partnership reported marketing deductions of $18,066 for 1995, a decrease of $10,486 or 37% as compared to marketing deductions of $28,552 for 1994.

       1994 Compared to 1993

         The Partnership's net income for the year ended December 31, 1994, was $400,767, representing a 62% decrease from net income of $1,049,869 reported for the same period in 1993. The decrease resulted primarily from lower oil and gas sales and higher marketing deductions offset by lower lease operating, production tax, depreciation, depletion and amortization and interest expenses.

         Crude oil and natural gas sales for the year ended December 31, 1994 decreased $890,462 or 40% when compared to the same period in 1993. This decrease resulted from a decline in production volumes for gas, plant products, and oil of 38,016 mcf, 17,757 equivalent mcf and 38,205 bbls, respectively. This decline in production volumes was further compounded by declines in market prices. During 1994, crude oil production per day decreased to 208 bbls, compared with 1993 daily production of 313 bbls. Natural gas production decreased to 208 mcf per day in 1994, compared with 313 mcf per day for the same period in 1993. Plant products decreased to 26 mcf per day in 1994, compared with 1993 daily production of 74 mcf. Average crude oil, natural gas, and plant product prices in 1994 were $15.40 per bbl, $1.99 per mcf, and $1.23 per equivalent mcf respectively, as compared to $17.07 per bbl, $2.07 per mcf and $1.40 per equivalent mcf, respectively, for the same period in 1993.

         Lower overall expenses affected net income favorably. Lease operating expense of $239,595 decreased by 14% compared to the same period in 1993. Depreciation, depletion and amortization expense decreased by 36% or $94,350 due to decreased oil and gas sales in 1994 as compared to the same period in 1993. Production tax expense of $138,881 decreased by 45%, again due to decreased oil and gas sales in 1994 as compared to the same period in 1993. Interest expense of $86,611 decreased by 8% due to a lower average outstanding balance payable to the General Partner for 1994 as compared to the same period in 1993. The Partnership reported marketing deductions of $28,552 for 1994 as compared to $13,237 for 1993.

     Financial Condition and Liquidity

       Cash Flow from Operations

         Net cash provided by operating activities was $390,431 in 1995, a decrease of $189,449 or 33% when compared to 1994. The decrease was primarily the result of lower oil and gas revenues and an increase in operating expenses. Cash flow provided from operating activities in 1994 decreased 56% or $733,452 when compared to 1993, also the result of lower oil and gas revenues.

       Capital Resources

         There were capital expenditures for property additions of $666 in 1995 as compared with capital expenditures of $178,843 and $8,104 in 1994 and 1993, respectively. The Partnership has made no immediate plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity, for 1996.

       Financing Activities and Financial Condition

         There were no cash proceeds distributed to the Limited Partners during 1995. The General Partner's contribution (allocated share of costs and expenses incurred) and distributions (allocated share of revenues collected) were $271,444 and $527,511, respectively.

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

         The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in 1996 and future years for its crude oil and natural gas.


     ITEM 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section in Part IV of this report.


     ITEM 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

         On June 20, 1995, the General Partner's Board of Directors approved a change in the Registrant's certified independent accountants from Hein + Associates LLP to Ernst & Young LLP as reported on Form 8-K dated June 21, 1995.


                                       PART III


     ITEM 10 - Directors and Executive Officer of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:


        Name                  Age             Position

     Charles C. Gates         74          Chairman of the Board, Director

     Thomas J. Gibson         60          Director

     Robert L. Kubik          50          President, Director

     Richard E. Westerberg    43          Executive Vice President, Secretary
                                          and Director

     Dan R. Taylor            39          Vice President/Controller

     Brad Fisher              34          Vice President - Operations

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. Mr. Gates obtained a B.S. in Engineering from Stanford University, an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University. He also serves as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company to CODY ENERGY, INC.

         Thomas J. Gibson is a Director of CODY ENERGY, INC. Mr. Gibson received a Bachelor of Electrical Engineering Degree in 1956, and a Juris Doctorate Degree from George Washington University Law School in 1963. After being employed in various positions with The Gates Rubber Company for over fifteen years, Mr. Gibson was appointed Executive Vice President of The Gates Corporation, parent of The Gates Rubber Company.

         Robert L. Kubik is a Director and President of CODY ENERGY, INC. Mr. Kubik joined the Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has over 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil.

         Richard E. Westerberg is a Director, Executive Vice President and Secretary of CODY ENERGY, INC. For eight years he served as President of private companies providing services for acquisition, development, and drilling ventures before joining Cody Resources in 1992.

         Dan R. Taylor is Vice President/Controller of CODY ENERGY, INC. Mr. Taylor received a BBA in Accounting and Information Systems from the University of Texas in 1984. He is a Certified Public Accountant with over ten years of professional accounting experience primarily in the oil and gas industry.

         Brad Fisher was appointed Vice President of Operations for CODY ENERGY, INC. in 1994. Mr. Fisher received a degree in Petroleum Engineering from Texas A&M University in 1983 and previously held the position of Vice President of Engineering and Production for Ultramar Oil and Gas Limited.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1995, the General Partner owned 37.2% of the Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

         The General Partner has a 50% interest in all of the Partnership's oil and gas revenues and, upon liquidation, a 50% interest in the Partnership's properties as provided under the terms of the Articles of Limited Partnership.

         As of March 1996, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Partnership, the Partnership annually reimbursed the General Partner $247,650 in 1995, 1994, and 1993 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all seven Partnership wells.



                                       PART IV

     ITEM 14 -  Financial Statements, Schedules, Exhibits Filed and
                Reports on Form 8-K

     A. Documents Filed

        1. Financial Statements

           Independent Auditors' Reports

           Balance Sheets - December 31, 1995 and 1994

           Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

           Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1995, 1994 and 1993

           Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

           Notes to Financial Statements

        2. Exhibits Filed

           The following documents are included as exhibits to the Annual Report on Form 10-K. Those exhibits listed below which are incorporated by reference herein are indicated as such by the information supplied in the parenthetical reference thereafter.

           4.1- Restated Limited Partnership Agreement. (Filed as Exhibit 4.1 to Registration Statement No. 2-70303 and incorporated herein by reference.)

           4.2- Restated Certificate of Limited Partnership for C&K 1981 Fund-
                A, Ltd. filed in Texas. (Filed as Exhibit 4.2 to Registration Statement No. 2-70303 and incorporated herein by reference.)

           4.3- Form of Subscription Agreement. (Filed as Exhibit 4.4 to
                Registration Statement No. 2-70303 and incorporated herein by reference.)

     B. Reports on Form 8-K

        On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10268 and Internal Revenue Service Identification No. 76-0307703), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, in which it reported a change in the Registrant's certified independent accountants.

                            Report of Independent Auditors


     The Partners of C&K 1981 Fund-A, Ltd.:

     We have audited the balance sheet of C&K 1981 Fund-A, Ltd. as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-A, Ltd. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1981 Fund-A, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has a net capital deficiency and funds required by the Partnership in excess of those generated by operations attributable to certain partner interests will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as General Partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Ernst & Young LLP
     Denver, Colorado
     March 8, 1996

                             INDEPENDENT AUDITOR'S REPORT


     To the Partners of
      C&K 1981 Fund-A, Ltd.:

     We have audited the accompanying balance sheet of C&K 1981 Fund-A, Ltd. (a Texas Limited partnership) as of December 31, 1994 and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-A, Ltd., as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1981 Fund-A, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has a net capital deficiency and funds required by the Partnership in excess of those generated by operations attributable to certain partner interests will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS


                                        ASSETS

                                                        December 31,
                                                    1995             1994

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                        $ 20,941,558     $ 20,940,892

      Less: Accumulated depreciation,
          depletion and amortization               (20,270,615)     (20,131,367)

                                                       670,943          809,525

     Total Assets                                 $    670,943     $    809,525


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                          $      9,973     $     10,000

     Current payable to General Partner                135,301          498,040

     Long-term payable to General Partner              734,599          505,558

          Total Liabilities                            879,873        1,013,598

     Contingency (Note 7)

     Partners' Capital (Deficit):
      General Partner                                  184,921          223,920
      Limited Partners                                (453,932)        (500,537)
      Combining adjustment                              60,081           72,544

          Total Partners' Capital (Deficit)           (208,930)        (204,073)

     Total Liabilities and Partners'
      Capital (Deficit)                           $    670,943     $    809,525

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                         1995           1994          1993

     Revenues:

      Oil and gas sales               $1,210,563     $1,332,719    $2,223,181

     Expenses:

      Lease operating                    295,856        239,595       279,957
      Production tax                     137,473        138,881       253,537
      Marketing deductions                18,066         28,552        13,237
      Depreciation, depletion and
        amortization                     139,248        169,113       263,463
      General and administrative         261,552        269,200       268,866
      Interest - Affiliated              107,158         86,611        94,252

                                         959,353        931,952     1,173,312

     Net income                         $251,210      $ 400,767    $1,049,869

     Net income (loss) allocation:
      General Partner                   $217,068      $ 290,757    $  635,986
      Limited Partners                    46,605        123,970       441,295
      Combining adjustment               (12,463)       (13,960)      (27,412)

        Net income                      $251,210      $ 400,767    $1,049,869

     Net income per limited
      partnership unit
      (3,302 outstanding)               $  14.11      $   37.54    $   133.64

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                          Combining
                             General        Limited       Adjustment
                             Partner        Partners      (Note 3)      Total

     Balance at
      January 1, 1993       $ 308,757    $(1,065,802)   $113,916     $ (643,129)

     Contributions            268,073         --           --           268,073
     Distributions           (978,206)        --           --          (978,206)
     Net income (loss)        635,986        441,295     (27,412)     1,049,869

     Balance at
      December 31, 1993     $ 234,610    $  (624,507)   $ 86,504     $ (303,393)

     Contributions            281,196         --           --           281,196
     Distributions           (582,643)        --           --          (582,643)
     Net income (loss)        290,757        123,970     (13,960)       400,767

     Balance at
      December 31, 1994     $ 223,920    $  (500,537)  $  72,544     $ (204,073)

     Contributions            271,444         --           --           271,444
     Distributions           (527,511)        --           --          (527,511)
     Net income (loss)        217,068         46,605     (12,463)       251,210

     Balance at
      December 31, 1995     $ 184,921    $  (453,932)  $  60,081     $ (208,930)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS


                                                 Year ended December 31,
                                            1995       1994          1993
     Cash flows from
      operating activities:
      Net income                         $ 251,210    $400,767   $ 1,049,869
      Adjustments to reconcile net income
        to net cash provided by
         operating activities:
        Depreciation, depletion and
         amortization                      139,248     169,113       263,463
        Changes in operating assets
         and liabilities:
         (Decrease) increase in accrued
           liabilities                         (27)     10,000         --
           Net cash provided by
           operating activities:           390,431     579,880     1,313,332

     Cash flows from investing activities:
      Additions to oil and gas
      properties and equipment                (666)   (178,843)       (8,104)
           Net cash used in
           investing activities:              (666)   (178,843)       (8,104)

     Cash flows from financing activities:
      Decrease in payable to
        General Partner                   (133,698)    (99,590)     (595,095)
      Distributions to
        General Partner                   (527,511)   (582,643)     (978,206)
      Contributions by
        General Partner                    271,444     281,196       268,073
           Net cash used in
           financing activities           (389,765)   (401,037)   (1,305,228)

     Net increase (decrease) in cash         --          --           --

     Cash at beginning of year               --          --           --

     Cash at end of year                     --          --           --

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, CRI. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

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

       Contributions and Distributions

         Contributions by the General Partner, as presented in the Statements of Changes in Partners' Capital (Deficit), represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues.

       Net Income per Limited Partnership Unit

         Net income per limited partnership unit is computed by obtaining the Limited Partner net income (see Statements of Changes in Partners' Capital (Deficit)) and dividing by the total limited partnership units outstanding.

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

       Revenue Recognition

         The Partnership recognizes oil and gas revenues for only its ownership percentage of total production under the entitlement method. Purchase, sale and transportation of natural gas and crude oil are recognized upon completion of the sale and when transported volumes are delivered.

       Concentration of Credit Risk

         Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership's policy is to evaluate, prior to entering agreements, each purchaser's financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

       Use of Estimates

         The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassifications had no effect on net income.


     NOTE 2 - SALES TO MAJOR CUSTOMERS

         Sales to major customers are summarized in the table below:

                            1995               1994              1993
     Purchasers        Sales       %       Sales    %        Sales    %

     Texaco Trading and
      Transportation   $1,043,197  86   $1,150,702  86     $1,325,138 60

     Williams Gas
      Marketing           118,014  10      151,715  11         --     --

         Since June 1, 1993, Williams Gas Marketing purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

         The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                          Limited    General
                                                          Partners   Partner
     REVENUES
       Sales of Production . . . . . . . . . . . . . . . .   50%        50%
       Sale of Equipment . . . . . . . . . . . . . . . . .   50         50
       Interest Income . . . . . . . . . . . . . . . . . .   99          1

     COSTS AND EXPENSES

       Organization and Offering Expenses Other than
        Sales Commissions  . . . . . . . . . . . . . . . .    0         100
       Leasehold Acquisition Costs . . . . . . . . . . . .    0         100
       Subsequent Leasehold Acquisition Costs  . . . . . .   50          50
       Intangible Drilling Costs . . . . . . . . . . . . .   99           1
       Tangible Drilling and Completion Costs
        Relating to Commercially Productive Wells  . . . .    0         100
       Post-Completion Costs . . . . . . . . . . . . . . .   50          50
       Operating Costs . . . . . . . . . . . . . . . . . .   50          50
       Special Costs . . . . . . . . . . . . . . . . . . .   99           1
       General and Administrative Expenses . . . . . . . .   50          50

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1995, 1994 and 1993, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in partners' capital of $60,081 and $72,544 at December 31, 1995 and 1994, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

         The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,189.50 units have been purchased from Limited Partners as of December 31, 1994. At January 1, 1995, the General Partner calculated a purchase price for the Limited Partner units; however, the purchase price calculations did not result in positive amounts and, therefore, the General Partner did not offer to purchase Limited Partner units. At December 31, 1995, the General Partner owned a total of 1,229.50 units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $247,650 in 1995, 1994 and 1993.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 10%, 8% and 7% in 1995, 1994 and 1993, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


     NOTE 6 - INCOME TAXES

         Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for federal and state income taxes has been reflected in the accompanying financial statements. The tax returns, the qualification of the Partnership as a partnership for tax purposes, and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

         Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1995, 1994 and 1993.

                                                 Year ended December 31,
                                            1995         1994          1993

     Net income for financial
     reporting purposes                   $251,210     $ 400,767    $1,049,869
      Increase (decrease) in taxable
      net income resulting from:

        Depreciation, depletion and
        amortization of oil and gas
        properties for financial
        reporting purposes not deductible
        for income tax purposes            139,248       169,113       263,463

        Depreciation of oil and gas
        properties for income tax
        purposes not included as
        expenses for financial
        reporting purposes                 (52,624)      (89,410)      (73,830)

        Oil and gas exploration and
        development costs capitalized
        for financial reporting purposes
        but deducted for income
        tax purposes                          (666)     (149,919)       (4,816)

        Other revenues recognized for
        income tax purposes
        amortized for financial
        reporting purposes                   --              499          --

     Net income as reported for federal
     income tax purposes                  $337,168     $ 331,050    $1,234,686

     Net income as reported for federal
     income tax purposes applicable
     to the General Partner               $216,027     $ 258,361    $  656,008

     Net income as reported for federal
     income tax purposes applicable
     to Limited Partners                  $121,141     $  72,689    $  578,678


     NOTE 7 - CONTINGENCY

         The Partnership has a working capital deficiency and a net capital deficiency. As a result of the deficit capital position of the Limited Partners' interests, all net cash flows attributable to the Limited Partners' share of the Partnership's operations are presently applied entirely against their indebtedness for past funds advanced by the General Partner and are not available to fund Partnership needs. Funds required by the Partnership in excess of those generated by operations will be advanced by the General Partner.

         The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations, through CODY. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     NOTE 8 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

       Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                              Year Ended December 31,
                                         1995          1994           1993
     Property Acquisition Costs      $     --      $     --        $     --
     Exploration Costs                     --            --               --
     Development Costs                     666        178,843            8,104

      Total Costs                    $     666     $  178,843      $     8,104


      Results of Operations from Oil and Gas Producing Activities

                                               Year Ended December 31,
                                        1995           1994            1993
     Revenues                        $1,210,563    $ 1,332,719    $  2,223,181
     Production (lifting) costs        (433,329)      (378,476)       (533,494)
     Depreciation, depletion and
      amortization expense             (139,248)      (169,113)       (263,463)

     Results of operations from oil
      and gas producing activities   $  637,986    $   785,130    $  1,426,224
     Depreciation, depletion and
      amortization per dollar of
      gross revenues                 $     0.12    $      0.13    $       0.12


      Capitalized Costs Relating to Oil and Gas Producing Properties

                                                      December 31,
                                          1995         1994           1993
     Proved properties               $ 20,941,558  $ 20,940,892   $ 20,762,049
     Accumulated depreciation,
      depletion and amortization      (20,270,615)  (20,131,367)   (19,962,254)

      Net capitalized costs          $    670,943  $    809,525   $    799,795


     Estimated Oil and Gas Reserve Quantities (Unaudited)

         The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of the United States. Quantities are based on estimates of proved reserves furnished by Ryder Scott Company, independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

         Certain information related to the standardized measure of oil and gas reserves has not been included in the supplemental data on oil and gas operations. The General Partner has elected the exclusion available to limited partnerships when such reserve information is provided annually to the Limited Partners. The supplemental reserve information is provided to the Limited Partners on an annual basis.


     Total Proved Reserves

                                                 Oil             Gas
                                              (In BBLS)        (In MCF)
     As of December 31, 1992                   404,678         1,040,916
     Revisions of previous estimates            73,347           272,199
     Production                               (114,160)         (141,235)

     As of December 31, 1993                   363,865         1,171,880
     Revisions of previous estimates            63,575          (256,781)
     Extensions, discoveries and purchases       2,982           182,971
     Production                                (75,955)          (85,462)

     As of December 31, 1994                   354,467         1,012,608
     Revisions of previous estimates            79,922          (335,759)
     Production                                (63,582)          (91,746)

     As of December 31, 1995                   370,807           585,103

         The natural gas volumes (mcf) of 585,103 as of December 31, 1995, disclosed above, include 148,560 equivalent mcf related to plant products.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:  March 28, 1996                C&K 1981 Fund-A, Ltd.
                                           (Registrant)



                                          By:/s/ Robert L. Kubik
                                           Robert L. Kubik
                                           President and Director





          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Robert L. Kubik                   /s/ Richard E. Westerberg
     Robert L. Kubik                       Richard E. Westerberg
     President and Director                Executive Vice President,
                                           Secretary & Director



     /s/ Dan R. Taylor                     /s/ Thomas J. Gibson
     Dan R. Taylor                         Thomas J. Gibson
     Vice President/Controller             Director