Form 10-Q
period 1996-03-31
C&K 1981 FUND A LTD
filed 1996-05-15
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

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


      7555 East Hampden Avenue, Suite 600
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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1996 and December 31, 1995

              Statements of Operations
              Three months ended March 31, 1996 and 1995

              Statements of Changes in Partners' Capital (Deficit) Three months ended March 31, 1996 and 1995

              Statements of Cash Flows
              Three months ended March 31, 1996 and 1995

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS


                                                  March 31,        December 31,
                                                    1996              1995
     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                      $ 20,939,959       $20,941,558

     Less: Accumulated depreciation,
        depletion and amortization               (20,303,543)      (20,270,615)


     Total Assets                               $    636,416       $   670,943


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                        $      2,486       $     9,973

     Current payable to General Partner              220,000           135,301

     Long-term payable to General Partner            566,037           734,599

        Total Liabilities                            788,523           879,873

     Partners' Capital (Deficit):
        General Partner                              175,253           184,921
        Limited Partners                            (384,485)         (453,932)
        Combining adjustment                          57,125            60,081

        Total Partners  Capital (Deficit)           (152,107)         (208,930)

     Total Liabilities and Partners'
        Capital (Deficit)                        $   636,416         $  670,943

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                 1996             1995
     Revenues:
       Oil and gas sales                       $388,467         $245,635

     Expenses:
       Lease operating                           39,415           91,497
       Production tax                            54,458           27,553
       Marketing deductions                       3,621            3,420
       Depreciation, depletion
        and amortization                         32,928           28,324
       General and administrative                62,162           72,176
       Interest - affiliated                     23,932           25,368
                                                216,516          248,338

     Net income (loss)                         $171,951         $ (2,703)

     Net income (loss) allocation:
       General Partner                         $105,460         $ 22,622
       Limited Partners                          69,447          (22,796)
       Combining adjustment                      (2,956)          (2,529)

     Net income (loss)                         $171,951         $ (2,703)

     Net income (loss) per limited
      partnership unit
       (3,302 outstanding)                     $  21.03         $  (6.90)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                                       Three months ended March 31, 1995
                                                          Combining
                                  General     Limited    Adjustment
                                   Partner    Partners     (Note 3)     Total
     Balance at
      January 1, 1995           $ 223,920    $(500,537)   $72,544    $(204,073)

     Contributions                 79,541        --          --         79,541
     Distributions               (107,331)       --          --       (107,331)
     Net income (loss)             22,622      (22,796)    (2,529)      (2,703)

     Balance at
      March 31, 1995            $ 218,752    $(523,333)   $70,015    $(234,566)



                                         Three months ended March 31, 1996
                                                          Combining
                                  General     Limited     Adjustment
                                  Partner     Partners    (Note 3)     Total

     Balance at
      January 1, 1996           $ 184,921    $(453,932)    $60,081   $(208,930)

     Contributions                 50,065        --           --        50,065
     Distributions               (165,193)       --           --      (165,193)
     Net income (loss)            105,460       69,447      (2,956)    171,951

     Balance at
      March 31, 1996            $ 175,253    $(384,485)    $57,125   $(152,107)

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   Three months ended March 31,
                                                         1996          1995
     Cash flows from operating activities:
       Net income (loss)                                $171,951     $ (2,703)
       Adjustments to reconcile net
        income (loss) to net cash provided by
        operating activities:
          Depreciation, depletion and amortization        32,928       28,324
          Changes in operating assets and liabilities:
            (Decrease) increase in accrued liabilities    (7,487)       5,500
            (Decrease) in payable to General Partner     (83,863)        (265)

            Net cash provided by operating activities    113,529       30,856

     Cash flows from investing activities:
       Retirements of (additions to) oil and gas
        properties and equipment                           1,599       (3,066)

            Net cash provided by (used in)
             investing activities                          1,599       (3,066)

     Cash flows from financing activities:
       Distributions to General Partner                 (165,193)    (107,331)
       Contributions by General Partner                   50,065       79,541

            Net cash used in financing
             activities                                 (115,128)     (27,790)

     Net increase (decrease) in cash                        --           --

     Cash at beginning of period                            --           --

     Cash at end of period                              $   --       $   --

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

         C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ( UOGL ), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, CRI. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership s affairs and is responsible for the activities of the Partnership.

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

       Net Income (Loss) per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners net income (loss) (see Statements of Changes in Partners' Capital (Deficit)) and dividing by the total Limited Partnership units outstanding.

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

       Concentration of Credit Risk

         Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership s policy is to evaluate, prior to entering agreements, each purchaser s financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

       Use of Estimates

         The preparation of the Partnership s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1996. Such reclassifications had no effect on net income.


     NOTE 2 - GAS CONTRACT

         Since June 1, 1993, Williams Gas Marketing has purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


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


        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At March 31, 1996 and 1995, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners capital of $57,125 and $70,015 at March 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect net income.


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

        In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,189.50 units have been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the
     General Partner calculated a purchase price of $78.11 per unit for the Limited Partners. The Limited Partners have until June 30, 1996 to tender units for repurchase. At December 31, 1995, the General Partner owned a total of 1,229.50 units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement, and were $61,912 for each three month period ended
     March 31, 1996 and 1995.

        During the first three months of 1996 and 1995, the Partnership distributed $165,193 and $107,331, respectively, to the General Partner for their allocated share of net revenues, and the General Partner contributed
     $50,065 and $79,541, respectively, for their share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited
     Partners for their share of costs and expenses for continuing operations.
     Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 9.6% during the three months ended March 31, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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


     NOTE 7 - CONTINGENCIES

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



                                C&K 1981 FUND-A, LTD.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


      LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow for the three months ended March 31, 1996 was applied to the Limited Partners' debt to the General Partner, which was reduced by $83,863 during this period. Consequently, the Partnership has no cash on hand at March 31, 1996.

        The Partnership s financing requirements for operating expenses are currently provided by revenues from its producing operations. Any funds required by the Partnership in excess of those generated by operating proceeds will continue to be advanced by the General Partner. The
     Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1996.

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 or in future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected.


      RESULTS OF OPERATIONS

        Net income for the three months ended March 31, 1996 was $171,951, compared to a net loss of $2,703 reported for the same period in 1995. The positive variance resulted primarily from an increase in net oil and gas revenues, and a decrease in lease operating expenses.

        Crude oil and natural gas sales during the three months ended March 31, 1996 were $388,467, an increase of $142,832 or 58% compared to the same period in 1995. Crude oil and natural gas production increased to 200 barrels per day and 201 mcf per day, respectively, while plant products decreased to 39 equivalent mcf per day during the first quarter of 1996, compared to the 1995 level of 144 barrels, 163 mcf, and 45 equivalent mcf, respectively, per day. During the first quarter of 1996, average sales prices were $18.52 per barrel for crude oil, $2.48 per mcf for natural gas, and $1.64 per equivalent mcf for plant products compared to $16.80, $1.48 and $1.59, respectively, for the same period in 1995.

        Lease operating expense for the three months ended March 31, 1996 decreased by $52,082 or 57% compared to the corresponding period in 1995.
     This decrease is partially due to a timing difference for right-of-way charges on the McIlhenny wells in Louisiana, which will be settled in the second quarter of 1996. Lease operating expenses also decreased due to the plugging of one well in 1995, and various non-recurring location and environmental charges incurred in 1995. Production tax expense for the first quarter of 1996 increased by $26,905 or 98% compared to the same period in 1995, which primarily related to the increases in crude oil and natural gas sales. Marketing deductions were $3,621 for the three months ended March 31, 1996 compared to $3,420 for the corresponding period in 1995. Depreciation, depletion and amortization expense increased by $4,604 or 16% in 1996 compared to the same period in 1995. This increase relates to the increase in oil and gas sales, partially offset by an upward revision in reserves assigned to the properties by independent reserve engineers, effective January 1, 1996. General and administrative expenses for the first quarter of 1996 decreased by $10,014 or 14% compared to the same period in 1995. Interest expense decreased by $1,436 or 1% in 1996.

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

              None.


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



     DATE:  May 15, 1996
