Form 10-Q
period 1996-06-30
C&K 1981 FUND A LTD
filed 1996-08-14
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets
               June 30, 1996 and December 31, 1995

               Statements of Operations
               Three months and six months ended June 30, 1996 and 1995

               Statements of Changes in Partners' Capital (Deficit) Six months ended June 30, 1996 and 1995

               Statements of Cash Flows
               Six months ended June 30, 1996 and 1995

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                  June 30,        December 31,
                                                    1996              1995

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                           $ 21,859,096      $ 20,941,558

     Less: Accumulated depreciation, depletion
       and amortization                          (20,391,475)      (20,270,615)

     Total Assets                               $  1,467,621      $    670,943


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                        $        992      $      9,973

     Current payable to General Partner              220,000           135,301

     Long-term payable to General Partner          1,315,832           734,599

       Total liabilities                           1,536,824           879,873

     Partners  Capital (Deficit):
       General Partner                               250,147           184,921
       Limited Partners                             (373,246)         (453,932)
       Combining adjustment                           53,896            60,081

       Total Partners  Capital (Deficit)             (69,203)         (208,930)

     Total Liabilities and Partners'
       Capital (Deficit)                        $  1,467,621      $    670,943


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                     1996      1995          1996      1995

     Revenues:
       Oil and gas sales          $ 445,968  $387,621      $ 834,435  $633,256

     Expenses:
       Lease operating              111,871   100,322        151,286   191,819
       Production tax                50,147    56,478        104,605    84,031
       Marketing deductions           2,730     4,430          6,351     7,850
       Depreciation, depletion
         and amortization            87,932    44,559        120,860    72,883
       General and administrative    65,963    64,111        128,125   136,287
       Interest - affiliated         24,691    28,552         48,623    53,920
                                    343,334   298,452        559,850   546,790

     Net income                   $ 102,634  $ 89,169      $ 274,585  $ 86,466

     Net income (loss) allocation:
       General Partner            $  94,624  $ 69,888      $ 200,084  $ 92,510
       Limited Partners              11,239    23,271         80,686       475
       Combining adjustment          (3,229)   (3,990)        (6,185)   (6,519)

     Net income                   $ 102,634  $ 89,169      $ 274,585  $ 86,466

     Net income per limited
       partnership unit
         (3,302 outstanding)      $    3.40  $   7.05      $   24.44  $   0.14


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                          Six months ended June 30, 1995
                                                          Combining
                                    General     Limited   Adjustment
                                    Partner    Partners    (Note 3)    Total

     Balance at January 1, 1995    $223,920    $(500,537)  $72,544   $(204,073)
     Contributions                  158,281        --         --       158,281
     Distributions                 (270,690)       --         --      (270,690)
     Net income (loss)               92,510          475    (6,519)     86,466

     Balance at June 30, 1995      $204,021    $(500,062)  $66,025   $(230,016)


                                          Six months ended June 30, 1996
                                                          Combining
                                    General      Limited  Adjustment
                                    Partner     Partners   (Note 3)    Total

     Balance at January 1, 1996    $ 184,921   $(453,932)  $60,081   $(208,930)
     Contributions                   226,881      --         --        226,881
     Distributions                  (361,739)     --         --       (361,739)
     Net income (loss)               200,084      80,686    (6,185)    274,585

     Balance at June 30, 1996      $ 250,147   $(373,246)  $53,896   $ (69,203)


      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                     Six months ended June 30,
                                                         1996           1995

     Cash flows from operating activities:
       Net income                                     $  274,585     $  86,466
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization        120,860        72,883
         Changes in operating assets and liabilities:
          Decrease in accrued liabilities                 (8,981)          (27)
          Increase (decrease) in payable to
            General Partner                              665,932       (46,247)

            Net cash provided by operating activities  1,052,396       113,075

     Cash flows from investing activities:
         Additions to oil and gas properties and
          equipment                                     (917,538)         (666)

            Net cash used in investing activities       (917,538)         (666)

     Cash flows from financing activities:
       Distributions to General Partner                 (361,739)     (270,690)
       Contributions by General Partner                  226,881       158,281

            Net cash used in financing activities       (134,858)     (112,409)

     Net increase (decrease) in cash                        --            --

     Cash at beginning of period                            --            --

     Cash at end of period                             $    --       $    --

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

      Payable to the General Partner

         The Partnership's payable to the General Partner is the Limited Partners' obligation for their share of costs, net of proceeds from the sales of the Partnership s crude oil and natural gas, arising from Partnership operations, which are funded entirely by the General Partner. The current portion of the liability is the amount estimated to be collectible from the Limited Partners' net operating revenues over the current operating cycle (one year).

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


         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At June 30, 1996 and 1995, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in partners' capital of $53,896 and $66,025 at June 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect net income.


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

         In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,189.50 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the General Partner calculated a purchase price of $78.11 per Limited Partner unit. Within the prescribed tender period, which ended June 30, 1996, a total of 95 Limited Partners tendered 296.25 units to the General Partner for a total repurchase price of $23,140.09.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement, and were $123,825 for each six month period ended June 30, 1996 and 1995.

         During the first six months of 1996 and 1995, the Partnership distributed $361,739 and $270,690, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $226,881 and $158,281, respectively, for its share of costs and expenses.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 9.9% during the six months ended June 30, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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



                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow for the six months ended June 30, 1996 was applied to the Limited Partners' debt to the General Partner. Consequently, the Partnership has no cash on hand at June 30, 1996.

         The Partnership's financing requirements for operating expenses are currently provided by revenues from its producing operations. Any funds required by the Partnership in excess of those generated by operating proceeds will be advanced by the General Partner. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1996. In this regard, the Partnership spent approximately $920,000 to sidetrack the existing wellborn of the McIlhenny #1 in Iberia Parish, Louisiana.

         The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 or in future years for its crude oil and natural gas. The Partnership s financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices. The Limited Partners ability to reimburse funds advanced by the General Partner will be similarly affected.


     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

         Net income for the three months ended June 30, 1996 was $102,634, compared to $89,169 reported for the same period in 1995, an increase of $13,465 or 15%.

         Crude oil and natural gas sales during the three months ended June 30, 1996 were $445,968, an increase of $58,347 or 15% compared to the same period in 1995. Natural gas production increased to 221 thousand cubic feet ("mcf"), per day, while crude oil production and plant products decreased to 205 barrels and 50 equivalent mcf, respectively, per day during the second quarter of 1996, compared to the 1995 level of 217 barrels, 194 mcf, and 80 equivalent mcf, respectively, per day. During the second quarter of 1996, average sales prices were $20.66 per barrel for crude oil, $2.52 per mcf for natural gas and $2.09 per equivalent mcf for plant products, compared to $17.70, $1.60, and $1.39, respectively, for the same period in 1995.

         Lease operating expense for the three months ended June 30, 1996 increased by $11,549 or 12% compared to the corresponding period in 1995. The increase in lease operating expenses is due mainly to the addition of the McIlhenny #1-Sidetrack #3 well which started producing during the second quarter of 1996. Production tax expense for the second quarter of 1996 decreased by $6,331 or 11% compared to the same period in 1995. Although oil and gas sales revenues increased due to higher sales prices, Louisiana calculates production taxes based on production volumes, which declined overall. Marketing deductions were $2,730 for the three months ended June 30, 1996 as compared to $4,430 for the corresponding period in 1995. Depreciation, depletion and amortization expense increased by $43,373 or 97% in the second quarter of 1996 compared to the same period in 1995. The costs associated with the completion of the McIlhenny #1-Sidetrack #3 well, along with additional reserves, increased the depletion and reserve bases for the second quarter of 1996, which increased the amount of depreciation, depletion and amortization expense in 1996.
     General and administrative expenses for the second quarter of 1996 increased by $1,852 or 3% compared to the same period in 1995. Interest expense decreased by $3,861 or 14% compared to the corresponding period in 1995. The decrease in interest expense is due to lower interest rates in 1996.


      Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

         Net income for the six months ended June 30, 1996 was $274,585, compared to $86,466 reported for the same period in 1995. This increase of $188,119 or 218% was primarily attributable to increased revenues from the sale of crude oil and natural gas production.

         Crude oil and natural gas sales during the six months ended June 30, 1996 were $834,435, an increase of $201,179 or 32% compared to the same period in 1995. Crude oil and natural gas production per day increased to 203 barrels per day and 211 mcf per day, respectively, while plant products decreased to 44 equivalent mcf per day during the first half of 1996, compared to the 1995 level of 181 barrels, 178 mcf, and 62 equivalent mcf, respectively, per day. During the first six months of 1996, average sales prices were $19.60 per barrel for crude oil, $2.50 per mcf for natural gas, and $1.89 per equivalent mcf for plant products, compared to $17.35, $1.55 and $1.46, respectively, for the same period in 1995.

         Lease operating expense for the six months ended June 30, 1996 decreased by $40,533 or 21% compared to the corresponding period in 1995. This decrease was the result of additional safety and environmental costs and the plugging of one well in 1995, which did not occur in 1996. Production tax expense for the first half of 1996 increased by $20,574 or 24% compared to the same period in 1995, which related to increases in oil and gas production. Marketing deductions were $6,351 for the six months ended June 30, 1996 compared to $7,850 for the corresponding period in 1995. Depreciation, depletion and amortization expense increased by $47,977 or 66% in 1996 compared to the same period in 1995. This increase relates to the completion of the McIlhenny #1-Sidetrack #3 well in April, 1996, which increased both the depletion base and total reserves attributable to the Partnership. General and administrative expenses for the first six months of 1996 decreased by $8,162 or 6% compared to the same period in 1995. Interest expense decreased by $5,297 or 10% in 1996, primarily due to lower interest rates in 1996.



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




     DATE: August 14, 1996