Form 10-Q
period 1996-09-30
C&K 1981 FUND A LTD
filed 1996-11-12
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996


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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets
               September 30, 1996 and December 31, 1995

               Statements of Operations
               Three months and nine months ended September 30, 1996 and 1995

               Statements of Changes in Partners' Capital (Deficit) Nine months ended September 30, 1996 and 1995

               Statements of Cash Flows
               Nine months ended September 30, 1996 and 1995

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                September 30,     December 31,
                                                    1996              1995

     Oil and gas properties and equipment,
       at cost, using the full cost method
        of accounting                           $ 21,880,819     $ 20,941,558

     Less: Accumulated depreciation, depletion
       and amortization                          (20,497,418)     (20,270,615)

     Total Assets                               $  1,383,401     $    670,943



                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


     Accrued liabilities                        $      5,930     $      9,973

     Current payable to General Partner              220,000          135,301

     Long-term payable to General Partner          1,202,714          734,599

       Total liabilities                           1,428,644          879,873

     Partners  Capital (Deficit):
       General Partner                               233,862          184,921
       Limited Partners                             (329,167)        (453,932)
       Combining adjustment                           50,062           60,081

       Total Partners' Capital (Deficit)             (45,243)        (208,930)

     Total Liabilities and Partners'
       Capital (Deficit)                        $  1,383,401     $    670,943

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                     1996      1995          1996      1995

     Revenues:

       Oil and gas sales          $ 530,167  $242,283    $1,364,602   $875,539


     Expenses:

       Lease operating               68,968    55,774       220,254    247,593
       Production tax                62,285    26,734       166,890    110,765
       Marketing deductions           2,140     4,697         8,491     12,547
       Depreciation, depletion
         and amortization           105,943    27,852       226,803    100,735
       General and administrative    67,912    63,028       196,037    199,315
       Interest - affiliated         33,213    26,803        81,836     80,723
            Total Expenses          340,461   204,888       900,311    751,678

     Net income                   $ 189,706  $ 37,395    $  464,291   $123,861

     Net income (loss) allocation:

       General Partner            $ 149,461  $ 38,864    $  349,545   $131,374
       Limited Partners              44,079     1,026       124,765      1,501
       Combining adjustment          (3,834)   (2,495)      (10,019)    (9,014)

     Net income                   $ 189,706  $ 37,395    $  464,291   $123,861

     Net income per limited
       partnership unit

         (3,302 outstanding)      $   13.35  $    .31    $    37.78   $   0.45
[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)


                                        Nine months ended September 30, 1995
                                                            Combining
                                     General     Limited   Adjustment
                                     Partner    Partners    (Note 3)     Total

     Balance at January 1, 1995     $223,920  $(500,537)   $ 72,544   $(204,073)
     Contributions                   217,133      --           --       217,133
     Distributions                  (376,113)     --           --      (376,113)
     Net income (loss)               131,374      1,501      (9,014)    123,861

     Balance at September 30, 1995  $196,314  $(499,036)    $63,530   $(239,192)



                                         Nine months ended September 30, 1996
                                                            Combining
                                      General    Limited   Adjustment
                                      Partner    Partners   (Note 3)     Total

     Balance at January 1, 1996     $ 184,921   $(453,932)  $ 60,081  $(208,930)
     Contributions                    294,006       --         --       294,006
     Distributions                   (594,610)      --         --      (594,610)
     Net income (loss)                349,545     124,765    (10,019)   464,291

     Balance at September 30, 1996  $ 233,862   $(329,167)  $ 50,062  $ (45,243)
[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                           1996         1995


     Cash flows from operating activities:
       Net income                                      $  464,291    $ 123,861
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization         226,803      100,735
         Changes in operating assets and liabilities:
          Decrease in accrued liabilities                  (4,043)       --
          Increase (decrease) in payable to
            General Partner                               552,814        --

            Net cash provided by operating activities   1,239,865      224,596

     Cash flows from investing activities:
         Additions to oil and gas properties and
          equipment                                      (939,261)        (666)

            Net cash used in investing activities        (939,261)        (666)

     Cash flows from financing activities:
       Distributions to General Partner                  (594,610)    (376,113)
       Contributions by General Partner                   294,006      217,133

            Net cash used in financing activities        (300,604)    (223,930)

     Net increase (decrease) in cash                        --           --

     Cash at beginning of period                            --           --

     Cash at end of period                              $   --       $   --
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

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At September 30, 1996 and 1995, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in partners capital of $50,062 and $63,530 at September 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect net income.


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


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement, and were $185,738 for each nine month period ended September 30, 1996 and 1995.

         During the first nine months of 1996 and 1995, the Partnership distributed $594,610 and $376,113, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $294,006 and $217,133, respectively, for its share of costs and expenses.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% and 8.2% during the nine months ended September 30, 1996 and 1995, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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



                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow for the nine months ended September 30, 1996 was applied to the Limited Partners' debt to the General Partner. Consequently, the Partnership has no cash on hand at September 30, 1996.

         The Partnership s financing requirements for operating expenses are currently provided by revenues from its producing operations. Any funds required by the Partnership in excess of those generated by operating proceeds will be advanced by the General Partner. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1996. In this regard, the Partnership spent approximately $920,000 to sidetrack the existing wellbore of the McIlhenny #1 in Iberia Parish, Louisiana.

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


     RESULTS OF OPERATIONS

      Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

         Net income for the three months ended September 30, 1996 was $189,706, compared to $37,395 reported for the same period in 1995, an increase of $152,311 or 407%. This increase is due to higher sales prices as well as an increase in crude oil production.

         Crude oil and natural gas sales during the three months ended September 30, 1996 were $530,167, an increase of $287,884 or 119% compared to the same period in 1995. Natural gas production and plant products decreased to 178 thousand cubic feet ("mcf"), and 37 equivalent mcf per day, respectively, while crude oil production increased to 245 barrels per day during the third quarter of 1996, compared to the 1995 level of 145 barrels, 213 mcf, and 43 equivalent mcf, respectively, per day. During the third quarter of 1996, average sales prices were $21.53 per barrel for crude oil, $2.34 per mcf for natural gas and $1.82 per equivalent mcf for plant products, compared to $15.55, $1.49, and $1.27, respectively, for the same period in 1995.

         Lease operating expense for the three months ended September 30, 1996 increased by $13,194 or 24% compared to the corresponding period in 1995. The increase in lease operating expenses is due mainly to the addition of the McIlhenny #1-Sidetrack #3 well which started producing during the second quarter of 1996. Production tax expense for the third quarter of 1996 increased by $35,551 or 133% compared to the same period in 1995.
     This increase is primarily due to higher oil production. Marketing deductions were $2,140 for the three months ended September 30, 1996 as compared to $4,697 for the corresponding period in 1995. Depreciation, depletion and amortization expense increased by $78,091 or 280% in the third quarter of 1996 compared to the same period in 1995. The costs associated with the completion of the McIlhenny #1-Sidetrack #3 well, along with additional reserves, increased the depletion and reserve bases for the third quarter of 1996, which increased the amount of depreciation, depletion and amortization expense in 1996. General and administrative expenses for the third quarter of 1996 increased by $4,884 or 8% compared to the same period in 1995. Interest expense increased by $6,410 or 24% compared to the corresponding period in 1995. The increase in interest expense is due to higher interest rates during the third quarter.


       Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

         Net income for the nine months ended September 30, 1996 was $464,291, compared to $123,861 reported for the same period in 1995. This increase of $340,430 or 275% was primarily attributable to increased revenues from the sale of crude oil and natural gas production.

         Crude oil and natural gas sales during the nine months ended September 30, 1996 were $1,364,602, an increase of $489,063 or 56% compared to the same period in 1995. Crude oil and natural gas production per day increased to 217 barrels per day and 200 mcf per day, respectively, while plant products decreased to 42 equivalent mcf per day during the first nine months of 1996, compared to the 1995 level of 169 barrels, 190 mcf, and 56 equivalent mcf, respectively, per day. During the first nine months of 1996, average sales prices were $20.34 per barrel for crude oil, $2.45 per mcf for natural gas, and $1.87 per equivalent mcf for plant products, compared to $16.82, $1.53 and $1.41, respectively, for the same period in 1995.

         Lease operating expense for the nine months ended September 30, 1996 decreased by $27,339 or 11% compared to the corresponding period in 1995. This decrease was the result of additional safety and environmental costs and the plugging of one well in 1995, which did not occur in 1996. Production tax expense for the first nine months of 1996 increased by $56,125 or 51% compared to the same period in 1995, which related to increases in oil and gas production. Marketing deductions were $8,491 for the nine months ended September 30, 1996 compared to $12,547 for the corresponding period in 1995. Depreciation, depletion and amortization expense increased by $126,068 or 125% in 1996 compared to the same period in 1995. This increase relates to the completion of the McIlhenny #1-Sidetrack #3 well in April, 1996, which increased the depletion base and total reserves attributable to the Partnership. General and administrative expenses for the first nine months of 1996 decreased by $3,278 or 2% compared to the same period in 1995. Interest expense increased by $1,113 or 1% in 1996, primarily due to higher interest rates in 1996.


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


                                           C&K 1981 Fund-A, LTD.
                                           (Registrant)


                                       By:  /s/ Dan R. Taylor
                                            Dan R. Taylor
                                            Vice President - Finance
                                            CODY ENERGY, INC.
                                            Successor General Partner


     DATE: November 14, 1996