Form 10-K
period 1996-12-31
C&K 1981 FUND A LTD
filed 1997-03-26
CIK 355058

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

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

       Acreage

         As of December 31, 1996, the Partnership held oil and natural gas leases as follows:

                                      Acreage Developed
                                        Gross     Net
               Louisiana                  320     160
               Texas                    1,647     180
               Total                    1,967     340


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

                                              Year Ended December 31,
                                             1996       1995      1994
     Natural Gas:
       Production (mcf)                      74,636    71,575   76,057
       Average Sales Price per mcf           $ 2.70     $1.65    $1.99

     Plant Products:
       Production (mcf)                      15,054    20,171    9,405
       Average Sales Price per mcf           $ 2.08     $1.40    $1.23

     Oil:
       Production (bbl)                      85,132    63,582   75,955
       Average Sales Price per bbl           $21.20    $16.74   $15.40

     Composite Production Cost per BOE       $ 5.05     $5.50    $4.20

       Estimated Oil and Gas Reserve Quantities (Unaudited)

        The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

        As of December 31, 1996, the Partnership had working interests in seven gross (1.63 net) productive wells, located in Louisiana and Texas.

      Drilling Activity

        In 1996, the Partnership participated in the drilling of the McIlhenny #1-Sidetrack #3 utilizing the existing wellbore of the McIlhenny #1-D well which was abandoned. The cost to the Partnership to drill and complete the well amounted to $943,564 and increased the Partnership reserve base by 13,661 bbls of oil and 15,846 mcf of gas. In 1995, the Partnership did not participate in any drilling activity. During 1994, the Partnership participated in the drilling of the Mestena No. E-18 which cost the Partnership $178,843 and increased the Partnership reserve base by 2,982 bbls of oil and 182,971 mcf of gas and plant products.


     ITEM 3 - Legal Proceedings

        There were no material legal proceedings to which the Partnership is a party nor to which any of its properties were subject.


     ITEM 4 - Submission of Matters to a Vote of Security Holders

        None.



                                       PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

        The number of holders of record of equity securities of the Partnership as of December 31, 1996, was as follows:

                 Title of Class               Number of Record Holders

          Limited Partnership Interests                  495

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


     ITEM 6 - Selected Financial Data

        Selected financial data for each of the five years in the period ended December 31, 1996 are as follows:

                                          Year Ended December 31,
                                     1996         1995           1994
     Oil and Gas Sales            $2,038,016    $1,210,563     $1,332,719

     Production Costs
       & Taxes                       505,853       433,329        378,476

     Oil & Gas Sales, Net of
       Production Costs and Taxes  1,532,163       777,234        954,243

     Net Income from
       Continuing Operations         780,808       251,210        400,767

     Net Income per Limited
       Partnership unit                   68            14             38

     Total Assets                  1,249,145       670,943        809,525

     Short-Term Obligations          410,991       145,274        508,040

     Long-Term Obligations           811,381       734,599        505,558



                                               Year Ended December 31,
                                               1993               1992

     Oil and Gas Sales                     $2,223,181           $3,357,202

     Production Costs
       & Taxes                                533,494              589,144

     Oil & Gas Sales, Net of
       Production Costs and Taxes           1,689,687            2,768,058

     Net Income from
       Continuing Operations                1,049,869            1,742,100

     Net Income per Limited
       Partnership unit                           134                  215

     Total Assets                             799,795            1,055,154

     Short-Term Obligations                   658,547            1,042,870

     Long-Term Obligations                    444,641              655,413


     ITEM 7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations

       1996 Compared to 1995

         The Partnership's net income for the year ended December 31, 1996, was $780,808, representing a 211% increase from net income of $251,210 reported for the same period in 1995. The increase resulted primarily from higher oil, natural gas and plant products sales prices and higher sales volumes for oil and natural gas.

         Crude oil and natural gas sales for the year ended December 31, 1996 increased $827,453 or 68% when compared to the same period in 1995. This increase resulted from higher sales prices and volumes. During 1996, crude oil production per day increased to 233 bbls, compared with 1995 daily production of 174 bbls. Natural gas production increased to 204 mcf per day in 1996, compared with 196 mcf per day in 1995. Plant products decreased to 41 equivalent mcf per day in 1996, compared with 1995 daily production of 55 equivalent mcf. Average crude oil, natural gas, and plant product prices in 1996 were $21.20 per bbl, $2.70 per mcf, and $2.08 per equivalent mcf, respectively, compared to $16.74 per bbl, $1.65 per mcf and $1.40 per equivalent mcf, respectively, for the same period in 1995.

         Lease operating expense of $262,395 decreased by 11% compared to the same period in 1995. This decrease of $33,461 is the result of additional safety and environmental costs and the plugging of one well in 1995 which did not occur in 1996. Depreciation, depletion and amortization expense increased by 160% or $222,158 due to increased oil and gas sales in 1996 as compared to the same period in 1995. Production tax expense of $243,458 increased by 77% from 1995, due to increased oil and gas sales in 1996 as compared to the same period in 1995. Interest expense of $113,702 increased by 6% due to increased capital expenditures as a result of the drilling of the McIlhenny #1-Sidetrack #3 well. The Partnership reported marketing deductions of $12,150 for 1996, a decrease of $5,916 or 33% as compared to marketing deductions of $18,066 for 1995.


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

     Financial Condition and Liquidity

       Cash Flow from Operations

         Net cash provided by operating activities was $1,143,232 in 1996, an increase of $752,801 or 193% when compared to 1995. The increase was primarily the result of higher oil and gas revenues. Cash flow provided from operating activities in 1995 decreased 33% or $189,449 when compared to 1994, the result of lower oil and gas revenues.

       Capital Resources

         There were capital expenditures for property additions of $939,608 in 1996 as compared with capital expenditures of $666 and $178,843 in 1995 and 1994, respectively. The Partnership has made no immediate plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity.

       Financing Activities and Financial Condition

         There were no cash proceeds distributed to the Limited Partners during 1996. The General Partner's contribution (allocated share of costs and expenses incurred) and distributions (allocated share of revenues collected) were $346,099 and $891,204, respectively.

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

         The Partnership's financial condition and operating results will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected. The Partnership cannot predict the prices it will receive in 1997 and future years for its crude oil and natural gas.


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


                                       PART III

     ITEM 10 - Directors and Executive Officer of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:


     Name                        Age       Position
     Charles C. Gates            75        Chairman of the Board

     Robert L. Kubik             52        President & Chief Executive Officer
      (Resigned effective February 28, 1997)

     Diane Gates Wallach         42        Director & Secretary

     Brown W. Cannon, Jr.        52        Director

     Brad Fisher                 35        Senior Vice President, Operations

     Dan R. Taylor               40        Vice President, Accounting & Finance

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. He also served as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company to CODY ENERGY, INC., until July, 1996. Mr. Gates attended Massachusetts Institute of Technology and Stanford University where he obtained a Bachelor of Science degree in Engineering. He also received an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University.

         Robert L. Kubik is a Director and President of CODY ENERGY, INC. Mr. Kubik joined the Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has over 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil. Mr. Kubik received a Bachelor of Science degree from Ball State University and a Juris Doctorate Degree from Indiana University School of Law. He is also a member of IPAMS, Denver and Colorado Bar Associations, and the American Corporate Counsel Association.

         Diane Gates Wallach was appointed Director of CODY ENERGY, INC. in May, 1996. She was also a Director of The Gates Corporation from August, 1992 to July, 1996 and is a Trustee of The Gates Foundation and Colorado Outward Bound. Ms. Wallach received a Masters of Business Administration and a Bachelor of Science degree from Stanford University.

         Brown W. Cannon, Jr. was appointed Director of CODY ENERGY, INC. in May, 1996 and also served as a Director of The Gates Corporation from August, 1992 until July, 1996. He is also a Trustee of the Denver Museum of Natural History, a director of the National Western Stock Show and a former chairman of Colorado Outward Bound. Mr. Cannon is a graduate of the University of Arizona.

         Brad Fisher is Senior Vice President of Operations for CODY ENERGY, INC. in 1994. Prior to his association with CODY ENERGY, INC., he was with Ultramar Oil and Gas, Limited, last holding the position of Vice President of Exploration and Production. Mr. Fisher received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1983.

         Dan R. Taylor is Vice President of Finance and Accounting for CODY ENERGY, INC. He is a Certified Public Accountant with over ten years of professional accounting experience, primarily in the oil and gas industry. Mr. Taylor received his Bachelor of Business Administration degree in Accounting and Information Systems from the University of Texas in 1984 and his Bachelor of Science degree in Natural Resource Planning from the University of Southern Mississippi in 1978.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1996, the General Partner owned 46.2% of the Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

         The General Partner has a 50% interest in all of the Partnership's oil and gas revenues and, upon liquidation, a 50% interest in the Partnership's properties as provided under the terms of the Articles of Limited Partnership.

         As of March 1997, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Partnership, the Partnership annually reimbursed the General Partner $247,650 in 1996, 1995, and 1994 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all seven Partnership wells.



                                       PART IV

     ITEM 14 -  Financial Statements, Schedules, Exhibits Filed and
                Reports on Form 8-K

     A. Documents Filed

        1. Financial Statements

           Independent Auditors' Reports

           Balance Sheets - December 31, 1996 and 1995

           Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

           Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

           Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

                            Report of Independent Auditors


     The Partners of C&K 1981 Fund-A, Ltd.:

     We have audited the balance sheets of C&K 1981 Fund-A, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1981 Fund-A, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1981 Fund-A, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has a working capital deficiency and funds required by the Partnership in excess of those generated by operations attributable to certain partner interests will be advanced by the General Partner. The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as General Partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Ernst & Young LLP
     Ernst & Young LLP
     Denver, Colorado
     March 8, 1997

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


     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS

                                        ASSETS

                                                           December 31,
                                                       1996             1995

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                        $ 21,881,166     $ 20,941,558

      Less: Accumulated depreciation,
          depletion and amortization               (20,632,021)     (20,270,615)

                                                     1,249,145          670,943

     Total Assets                                 $  1,249,145     $    670,943

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     Accrued liabilities                          $     10,991     $      9,973


     Current payable to General Partner                400,000          135,301

     Long-term payable to General Partner              811,381          734,599


          Total Liabilities                          1,222,372          879,873

     Contingency (Note 7)

     Partners' Capital (Deficit):
      General Partner                                  211,117          184,921
      Limited Partners                                (229,536)        (453,932)
      Combining adjustment                              45,192           60,081

          Total Partners' Capital (Deficit)             26,773         (208,930)

     Total Liabilities and Partners'

      Capital (Deficit)                            $ 1,249,145     $    670,943

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                         1996           1995         1994
     Revenues:

      Oil and gas sales              $2,038,016       $1,210,563  $1,332,719

     Expenses:

      Lease operating                   262,395          295,856     239,595
      Production tax                    243,458          137,473     138,881
      Marketing deductions               12,150           18,066      28,552
      Depreciation, depletion and
        amortization                    361,406          139,248     169,113
      General and administrative        264,097          261,552     269,200
      Interest - Affiliated             113,702          107,158      86,611

                                      1,257,208          959,353     931,952

     Net income                      $  780,808       $  251,210   $ 400,767

     Net income (loss) allocation:
      General Partner                $  571,301       $  217,068   $ 290,757
      Limited Partners                  224,396           46,605     123,970
      Combining adjustment              (14,889)         (12,463)    (13,960)

        Net income                   $  780,808       $  251,210   $ 400,767

     Net income per limited
      partnership unit
      (3,302 outstanding)            $    67.96       $    14.11   $   37.54

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                       Combining
                             General      Limited      Adjustment
                             Partner      Partners     (Note 3)        Total
     Balance at
      January 1, 1994       $ 234,610    $(624,507)    $ 86,504      $(303,393)

     Contributions            281,196        --            --          281,196
     Distributions           (582,643)       --            --         (582,643)
     Net income (loss)        290,757      123,970      (13,960)       400,767

     Balance at
      December 31, 1994     $ 223,920    $(500,537)    $ 72,544      $(204,073)

     Contributions            271,444        --            --          271,444
     Distributions           (527,511)       --            --         (527,511)
     Net income (loss)        217,068       46,605      (12,463)       251,210

     Balance at
      December 31, 1995     $ 184,921    $(453,932)    $ 60,081      $(208,930)

     Contributions            346,099         --           --          346,099
     Distributions           (891,204)        --           --         (891,204)
     Net income (loss)        571,301      224,396      (14,889)       780,808

     Balance at
       December 31, 1996    $ 211,117    $(229,536)    $ 45,192      $  26,773

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                             1996        1995       1994
     Cash flows from
      operating activities:
      Net income                         $  780,808    $ 251,210  $400,767
      Adjustments to reconcile net income
        to net cash provided by
         operating activities:
        Depreciation, depletion and
         amortization                       361,406      139,248   169,113
        Changes in operating assets
         and liabilities:
         (Decrease) increase in accrued
           liabilities                        1,018          (27)   10,000
           Net cash provided by
           operating activities:          1,143,232      390,431   579,880

     Cash flows from investing activities:
      Additions to oil and gas
      properties and equipment             (939,608)        (666) (178,843)
           Net cash used in
           investing activities:           (939,608)        (666) (178,843)

     Cash flows from financing activities:
      Increase (Decrease) in payable to
      General Partner                       341,481     (133,698)  (99,590)
      Distributions to General Partner     (891,204)    (527,511) (582,643)
      Contributions by General Partner      346,099      271,444   281,196
           Net cash used in
           financing activities            (203,624)    (389,765) (401,037)

     Net increase (decrease) in cash          --          --           --

     Cash at beginning of year                --          --           --

     Cash at end of year                      --          --           --

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

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Company adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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


     NOTE 2 - SALES TO MAJOR CUSTOMERS

         Sales to major customers are summarized in the table below:

                             1996              1995             1994
     Purchasers            Sales   %       Sales    %        Sales    %
     Enron Capital and
      Trade            $  695,978  34   $    --     --     $    --    --

     Texaco Trading and
      Transportation    1,096,983  54    1,043,197  86      1,150,702 86

     Williams Gas
      Marketing           201,825  10      118,014  10        151,715 11

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

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1996, 1995 and 1994, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in partners' capital of $45,192 and $60,081 at December 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

         The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the 40 units purchased by the General Partner for their initial capital contribution, a total of 1,229.50 units have been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the General Partner calculated a purchase price of $78.11 per limited partner unit. During the Presentment period, ninety-five Limited Partners tendered 296.25 units, for which the General Partner expended $23,140.09 for the purchase of those units. At December 31, 1996, the General Partner owned a total of 1,525.75 units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $247,650 in 1996, 1995, and 1994.

         After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9%, 10%, and 8% in 1996, 1995 and 1994, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

         Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1996, 1995 and 1994.

                                                 Year ended December 31,
                                             1996        1995          1994
     Net income for financial
     reporting purposes                   $ 780,808    $251,210     $ 400,767
      Increase (decrease) in taxable
      net income resulting from:

        Depreciation, depletion and
        amortization of oil and gas
        properties for financial
        reporting purposes not deductible
        for income tax purposes             361,406     139,248       169,113

        Depreciation of oil and gas
        properties for income tax
        purposes not included as
        expenses for financial
        reporting purposes                  (20,854)    (52,624)      (89,410)

        Oil and gas exploration and
        development costs capitalized
        for financial reporting purposes
        but deducted for income
        tax purposes                       (857,022)       (666)     (149,919)

        Other revenues recognized for
        income tax purposes
        amortized for financial
        reporting purposes                    --             --           499

     Net income as reported for federal
     income tax purposes                  $ 264,338     $337,168    $ 331,050

     Net income as reported for federal
     income tax purposes applicable
     to the General Partner               $ 608,962     $216,027    $ 258,361

     Net income (loss) as reported for
     federal income tax purposes
     applicable to Limited Partners       $(344,624)    $121,141    $  72,689


     NOTE 7 - CONTINGENCY

         The Partnership has a working capital deficiency. As a result of the working capital deficiency of the Limited Partners' interests, all net cash flows attributable to the Limited Partners' share of the Partnership's operations are presently applied entirely against their indebtedness for past funds advanced by the General Partner and are not available to fund Partnership needs. Funds required by the Partnership in excess of those generated by operations will be advanced by the General Partner.

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


     NOTE 8 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

       Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                              Year Ended December 31,
                                       1996            1995           1994
     Property Acquisition Costs     $   --         $     --       $     --
     Exploration Costs                  --               --             --
     Development Costs                939,608             666        178,843
      Total Costs                   $ 939,608      $      666     $  178,843



      Results of Operations from Oil and Gas Producing Activities

                                              Year Ended December 31,
                                         1996         1995            1994
     Revenues                       $  2,038,016   $1,210,563     $ 1,332,719
     Production (lifting) costs         (505,853)    (433,329)       (378,476)
     Depreciation, depletion and
      amortization expense              (361,406)    (139,248)       (169,113)
     Results of operations from oil
      and gas producing activities  $  1,170,757   $  637,986     $   785,130

     Depreciation, depletion and
      amortization per dollar of
      gross revenues                $       0.18   $     0.12     $      0.13

      Capitalized Costs Relating to Oil and Gas Producing Properties


                                               Year Ended December 31,
                                        1996           1995           1994
     Proved properties              $ 21,881,166   $ 20,941,558   $ 20,940,892
     Accumulated depreciation,
      depletion and amortization     (20,632,021)   (20,270,615)   (20,131,367)

      Net capitalized costs         $  1,249,145   $    670,943   $    809,525


     Estimated Oil and Gas Reserve Quantities (Unaudited)

         The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of the United States. Quantities are based on estimates of proved reserves furnished by Netherland, Sewell and Associates, Inc., independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

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


     Total Proved Reserves

                                                 Oil             Gas
                                              (In BBLS)        (In MCF)
     As of December 31, 1993                   363,865         1,171,880
     Revisions of previous estimates            63,575          (256,781)
     Extensions, discoveries and purchases       2,982           182,971
     Production                                (75,955)          (85,462)

     As of December 31, 1994                   354,467         1,012,608
     Revisions of previous estimates            79,922          (335,759)
     Production                                (63,582)          (91,746)

     As of December 31, 1995                   370,807           585,103
     Revisions of previous estimates           (39,903)          (59,780)
     Extensions, discoveries and purchases      13,661            15,846
     Production                                (85,132)          (89,690)

     As of December 31, 1996                   259,433           451,479

         The natural gas volumes (mcf) of 451,479 as of December 31, 1996, disclosed above, include 113,190 equivalent mcf related to plant products.

                                      SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.





     Dated:   March 26, 1997               C&K 1981 Fund-A, Ltd.
                                           (Registrant)


                                         By:/s/ Charles C. Gates
                                            Charles C. Gates
                                            Chairman of the Board






          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Diane Gates Wallach                /s/ Brown W. Cannon, Jr.
     Diane Gates Wallach                    Brown W. Cannon, Jr.
     Director & Secretary                   Director




     /s/ Brad Fisher                        /s/ Dan R. Taylor
     Brad Fisher                            Dan R. Taylor
     Senior Vice President, Operations      Vice President, Accounting & Finance