Form 10-Q
period 1997-03-31
C&K 1981 FUND A LTD
filed 1997-05-14
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1997 and December 31, 1996

              Statements of Operations
              Three months ended March 31, 1997 and 1996

              Statements of Changes in Partners' Capital (Deficit) Three months ended March 31, 1997 and 1996

              Statements of Cash Flows
              Three months ended March 31, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS


                                                  March 31,        December 31,
                                                    1997              1996

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                      $ 21,894,850       $21,881,166

     Less: Accumulated depreciation,
        depletion and amortization               (20,736,692)      (20,632,021)


     Total Assets                               $  1,158,158       $ 1,249,145


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                        $      8,460       $    10,991

     Current payable to General Partner              545,000           400,000

     Long-term payable to General Partner            509,077           811,381

        Total Liabilities                          1,062,537         1,222,372

     Partners' Capital (Deficit):
        General Partner                              194,535           211,117
        Limited Partners                            (140,359)         (229,536)
        Combining adjustment                          41,445            45,192

        Total Partners' Capital (Deficit)             95,621            26,773

     Total Liabilities and Partners'
        Capital (Deficit)                        $ 1,158,158       $ 1,249,145

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                  1997             1996
     Revenues:
       Oil and gas sales                       $659,421         $388,467

     Expenses:
       Lease operating                          111,487           39,415
       Production tax                            76,484           54,458
       Marketing deductions                         679            3,621
       Depreciation, depletion
        and amortization                        104,671           32,928
       General and administrative                65,212           62,162
       Interest - affiliated                     28,643           23,932

                                                387,176          216,516

     Net income                                $272,245         $171,951

     Net income (loss) allocation:
       General Partner                         $186,815         $105,460
       Limited Partners                          89,177           69,447
       Combining adjustment                      (3,747)          (2,956)

     Net income                                $272,245         $171,951

     Net income per limited
      partnership unit
       (3,302 outstanding)                     $  27.01         $  21.03

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                                         Three months ended March 31, 1996
                                                           Combining
                                   General     Limited     Adjustment
                                   Partner     Partners     (Note 3)     Total
     Balance at
      January 1, 1996           $ 184,921    $(453,932)   $60,081    $(208,930)

     Contributions                 50,065        --          --         50,065
     Distributions               (165,193)       --          --       (165,193)
     Net income (loss)            105,460       69,447     (2,956)     171,951

     Balance at
      March 31, 1996            $ 175,253    $(384,485)   $57,125    $(152,107)



                                         Three months ended March 31, 1997
                                                           Combining
                                   General     Limited     Adjustment
                                   Partner     Partners     (Note 3)     Total
     Balance at
      January 1, 1997           $ 211,117    $(229,536)    $45,192   $  26,773

     Contributions                 87,732        --           --        87,732
     Distributions               (291,129)       --           --      (291,129)
     Net income (loss)            186,815       89,177      (3,747)    272,245

     Balance at
      March 31, 1997            $ 194,535    $(140,359)    $41,445   $  95,621

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                    Three months ended March 31,
                                                         1997          1996
     Cash flows from operating activities:
       Net income                                       $272,245     $171,951
       Adjustments to reconcile net
        income to net cash provided by
        operating activities:
          Depreciation, depletion and amortization       104,671       32,928
          Changes in operating assets and liabilities:
            Decrease in accrued liabilities               (2,531)      (7,487)
            Decrease in payable to General Partner      (157,304)     (83,863)

            Net cash provided by operating activities    217,081      113,529

     Cash flows from investing activities:
       Retirements of (additions to) oil and gas
        properties and equipment                         (13,684)       1,599

            Net cash provided by (used in)
             investing activities                        (13,684)       1,599

     Cash flows from financing activities:
       Distributions to General Partner                 (291,129)    (165,193)
       Contributions by General Partner                   87,732       50,065

            Net cash used in financing
             activities                                 (203,397)    (115,128)

     Net increase (decrease) in cash                        --           --

     Cash at beginning of period                            --           --

     Cash at end of period                              $   --       $   --

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

         On January 1, 1997, CODY created two new subsidiary companies to hold its Texas assets. To the first company, CODY TEXAS, L.P., a Texas limited partnership ("CODY TEXAS"), CODY transferred its interest in the Partnership, with CODY TEXAS becoming the successor general partner of the Partnership. The second company, Cody Oil and Gas, Inc., a wholly owned subsidiary of CODY, serves as the general partner of CODY TEXAS.

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

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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

       Net Income (Loss) per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners' net income (loss) (see Statements of Changes in Partners' Capital (Deficit)) and dividing by the total Limited Partnership units outstanding.

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

       Reclassification

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1997. Such reclassifications had no effect on net income.


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

     REVENUES,
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

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At March 31, 1997 and 1996, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners' capital of $41,445 and $57,125 at March 31, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


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

        In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,485.75 units have been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the General Partner calculated a purchase price of $61.63 per limited partner unit, and the Limited Partners have until June 30, 1997 to tender units for repurchase. At March 31, 1997, the General Partner owned a total of 1,525.75 units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement, and were $61,912 for each three month period ended March 31, 1997 and 1996.

        During the first three months of 1997 and 1996, the Partnership distributed $291,129 and $165,193, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $87,732 and $50,065, respectively, for its share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.2% and 9.4% during the three months ended March 31, 1997 and 1996, respectively. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

        The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY TEXAS remains the General Partner of the Partnership, GCEC intends to continue advancing funds required by the Partnership in excess of those generated by operations, through CODY TEXAS. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow for the three months ended March 31, 1997 was applied to the Limited Partners' debt to the General Partner, which was reduced by $157,304 during this period. Consequently, the Partnership has no cash on hand at March 31, 1997.

        The Partnership's financing requirements for operating expenses and capital expenditures are currently provided by revenues from its producing operations. Any funds required by the Partnership in excess of those generated by operating proceeds will continue to be advanced by the General Partner.

        Capital expenditures during the first three months of 1997 were $13,684, primarily attributable to work performed on the McIlhenny #2 EA well in an effort to increase the production and reserves for that well. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1997.

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1997 or in future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices. The Limited Partners' ability to reimburse funds advanced by the General Partner will be similarly affected.


     RESULTS OF OPERATIONS

        Net income for the three months ended March 31, 1997 was $272,245, an increase of $100,294 or 58% from net income of $171,951 reported for the same period in 1996. This increase resulted primarily from an increase in net oil and gas revenues offset by increases in lease operating and depreciation, depletion and amortization expenses.

        Crude oil and natural gas sales of $659,421 for the three months ended March 31, 1997 increased by $270,954 or 70% compared to the same period in 1996. Crude oil production increased to 288 barrels per day, natural gas production remained at 202 mcf per day, and plant products decreased to 32 equivalent mcf per day during the first quarter of 1997, compared to the first quarter 1996 volumes of 200 barrels, 202 mcf, and 39 equivalent mcf, respectively, per day. The completion of the McIlhenny #1-Sidetrack #3 well in April, 1996 and production enhancements on the McIlhenny #2 EA well during the first quarter of 1997 added production of approximately 97 barrels per day for the first three months of 1997. Average sales prices were $22.95 per barrel for crude oil, $3.09 per mcf for natural gas, and $3.07 per equivalent mcf for plant products during the first quarter of 1997 compared to $18.52, $2.48 and $1.64, respectively, for the same period in 1996.

        Lease operating expense for the three months ended March 31, 1997 increased by $72,072 or 183% compared to the corresponding period in 1996. This increase is partially due to a timing difference between the first and second quarters of 1996 for right-of-way charges on the McIlhenny wells in Louisiana, which were expensed in the second quarter of 1996. Lease operating expenses also increased due to approximately $17,000 spent on a workover to enhance production on the McIlhenny #1-Sidetrack #3 well, in addition to the normal monthly operating expenses on that well.
 .    Production tax expense for the first quarter of 1997 increased by $22,026 or 40% compared to the same period in 1996, which primarily related to the increase in crude oil production. Marketing deductions were $679 for the three months ended March 31, 1997 compared to $3,621 for the corresponding period in 1996. Depreciation, depletion and amortization expense increased by $71,743 or 218% in 1997 compared to the same period in 1996. This increase is the result of increases in oil and gas revenues and additions to the depletion base and reserves assigned to the properties by independent reserve engineers, effective January 1, 1997. General and administrative expenses for the first quarter of 1997 increased by $3,050 or 5% compared to the same period in 1996. Interest expense increased by $4,711 or 20% in 1997, attributable to the capital expenditures incurred for the drilling of the McIlhenny #1-Sidetrack #3 well.

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



                                           C&K 1981 Fund-A, LTD.
                                           (Registrant)



                                       By:  /s/ Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President, Finance & Accounting
                                           CODY TEXAS, L.P.
                                           Successor General Partner




     DATE:  May 14, 1997