Form 10-Q
period 1997-06-30
C&K 1981 FUND A LTD
filed 1997-08-12
CIK 355058

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

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

                                  INDEX TO FORM 10-Q
                                C&K 1981 Fund-A, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1997 and December 31, 1996

              Statements of Operations
              Three months and six months ended June 30, 1997 and 1996

              Statements of Changes in Partners' Capital (Deficit) Six months ended June 30, 1997 and 1996

              Statements of Cash Flows
              Six months ended June 30, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS


                                                  June 30,         December 31,
                                                    1997              1996

     Oil and gas properties and equipment,
      at cost, using the full cost
      method of accounting                      $21,894,867        $21,881,166

     Less: Accumulated depreciation,
        depletion and amortization              (20,815,368)       (20,632,021)


     Total Assets                               $ 1,079,499        $ 1,249,145


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

     Accrued liabilities                        $     6,188        $    10,991

     Current payable to General Partner             500,000            400,000

     Long-term payable to General Partner           450,636            811,381

        Total Liabilities                           956,824          1,222,372

     Partners' Capital (Deficit):
        General Partner                             181,336            211,117
        Limited Partners                            (97,290)          (229,536)
        Combining adjustment                         38,629             45,192

        Total Partners' Capital (Deficit)           122,675             26,773

     Total Liabilities and Partners'
        Capital (Deficit)                       $ 1,079,499        $ 1,249,145

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                      1997      1996        1997        1996
     Revenues:
       Oil and gas sales           $495,647  $445,968    $1,155,068  $834,435

     Expenses:
       Lease operating              114,876   111,871       226,363   151,286
       Production tax                42,031    50,147       118,515   104,605
       Marketing deductions           2,275     2,730         2,954     6,351
       Depreciation, depletion
        and amortization             78,676    87,932       183,347   120,860
       General and administrative    65,213    65,963       130,425   128,125
       Interest - affiliated         28,297    24,691        56,940    48,623
                                    331,368   343,334       718,544   559,850

     Net income                    $164,279  $102,634    $  436,524  $274,585


     Net income (loss) allocation:

       General Partner             $124,026  $ 94,624    $  310,841  $200,084
       Limited Partners              43,069    11,239       132,246    80,686
       Combining adjustment          (2,816)   (3,229)       (6,563)   (6,185)

     Net income                    $164,279  $102,634    $  436,524  $274,585

     Net income per limited
      partnership unit
       (3,302 outstanding)          $ 13.04   $  3.40       $ 40.05   $ 24.44

     [FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                                           Six months ended June 30, 1996

                                                           Combining
                                   General     Limited     Adjustment
                                   Partner     Partners     (Note 3)    Total
     Balance at
      January 1, 1996           $ 184,921    $(453,932)   $ 60,081   $(208,930)

     Contributions                226,881        --          --        226,881
     Distributions               (361,739)       --          --       (361,739)
     Net income (loss)            200,084       80,686      (6,185)    274,585

     Balance at
      June 30, 1996             $ 250,147    $(373,246)   $ 53,896   $ (69,203)



                                           Six months ended June 30, 1997

                                                           Combining
                                   General     Limited     Adjustment
                                   Partner     Partners     (Note 3)     Total

     Balance at
      January 1, 1997           $ 211,117    $(229,536)   $ 45,192   $  26,773

     Contributions                176,177        --          --        176,177
     Distributions               (516,799)       --          --       (516,799)
     Net income (loss)            310,841      132,246      (6,563)    436,524

     Balance at
      June 30, 1997             $ 181,336    $ (97,290)   $ 38,629   $ 122,675

     [FN]
     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                      Six months ended June 30,
                                                         1997          1996
     Cash flows from operating activities:
       Net income                                      $ 436,524   $  274,585
       Adjustments to reconcile net
        income to net cash provided by
        operating activities:
          Depreciation, depletion and amortization       183,347      120,860
          Changes in operating assets and liabilities:
            Decrease in accrued liabilities               (4,803)      (8,981)
            (Decrease) increase in payable to
              General Partner                           (260,745)     665,932

            Net cash provided by operating activities    354,323    1,052,396

     Cash flows from investing activities:
       Additions to oil and gas
        properties and equipment                         (13,701)    (917,538)

            Net cash used in investing activities        (13,701)    (917,538)

     Cash flows from financing activities:
       Distributions to General Partner                 (516,799)    (361,739)
       Contributions by General Partner                  176,177      226,881

            Net cash used in financing activities       (340,622)    (134,858)

     Net increase (decrease) in cash                        --           --

     Cash at beginning of period                            --           --

     Cash at end of period                             $    --     $     --

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1981 FUND-A, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

         The C&K 1981 Fund-A, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on December 16, 1980 to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on May 12, 1981. Total initial Limited Partner contributions were $8,255,000, including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner.

         C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc.
     On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY was the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, managed and controlled the Partnership's affairs and was responsible for the activities of the Partnership.

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

       Oil and Gas Properties

         The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs, together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

         The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling", which is calculated as the present value of future net revenues from estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

         Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling.
     During 1997 and 1996, the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalization ceiling.

        The combining adjustment included in partners' capital of $38,629 and $53,896 at June 30, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


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

        In addition to the 40 units purchased by the General Partner for its initial capital contribution, a total of 1,485.75 units have been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the General Partner calculated a purchase price of $61.63 per limited partner unit. Within the prescribed tender period, which ended June 30, 1997, 76 Limited Partners tendered 229 units for a total repurchase amount of $14,113.27. Effective with these repurchases, the General Partner will own 1754.75 units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements ($61,912.50 per quarter) have been the maximum allowed under the terms of the Partnership Agreement.

        During the first half of 1997 and 1996, the Partnership distributed $516,799 and $361,739, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $176,177 and $226,881, respectively, for its allocated share of costs and expenses.

        After such time as total contributions from the Limited Partners have been expended, the General Partner may advance funds to the Limited Partners for their share of costs and expenses for continuing operations. Interest was charged to the Limited Partners on such advances at a rate which approximated 9.4% during both six month periods ended June 30, 1997 and 1996. The General Partner is reimbursed for funds advanced to the Limited Partners from revenues otherwise allocable to the Limited Partners.


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

                                C&K 1981 FUND-A, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     LIQUIDITY AND CAPITAL RESOURCES

        Net cash flow for the six months ended June 30, 1997 was applied to the Limited Partners' debt to the General Partner, which was reduced by $260,745 during this period. Consequently, the Partnership has no cash on hand at June 30, 1997.

        The Partnership's financing requirements for operating expenses and capital expenditures are currently provided by revenues from its producing operations. Any funds required by the Partnership in excess of those generated by operating proceeds will continue to be advanced by the General Partner.

        Capital expenditures during the first six months of 1997 were $13,701, primarily attributable to work performed on the McIlhenny #2 EA well in an effort to increase the production and reserves for that well. The Partnership has no plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1997.

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


     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

        Net income for the three months ended June 30, 1997 was $164,279, an increase of $61,645, or 60%, from net income of $102,634 reported for the same period in 1996. This increase resulted primarily from an increase in net oil and gas revenues and a decrease in depreciation, depletion and amortization expenses.

        Crude oil and natural gas sales of $495,647 for the three months ended June 30, 1997 increased $49,679, or 11%, compared to the same period in 1996. Crude oil production increased to 274 barrels per day, and natural gas production and plant products decreased to 135 mcf and 37 equivalent mcf per day, respectively, during the second quarter of 1997, compared to the second quarter 1996 volumes of 205 barrels, 221 mcf, and 50 equivalent mcf, respectively, per day. Production enhancements on the McIlhenny #2 EA well during the first quarter of 1997, offset by the temporary abandonment of the McIlhenny #1-D well in 1996 added net crude oil production of approximately 80 barrels per day for the second quarter of 1997. Average sales prices were $18.68 per barrel for crude oil, $2.07 per mcf for natural gas, and $1.04 per equivalent mcf for plant products during the second quarter of 1997 compared to $20.66, $2.52 and $2.09, respectively, for the same period in 1996. Non-recurring price adjustments to prior period plant products accruals in 1997 caused this price decrease for the second quarter.

        Lease operating expense for the three months ended June 30, 1997 increased $3,005, or 3%, compared to the corresponding period in 1996. Production tax expense for the second quarter of 1997 decreased $8,116, or 16%, compared to the same period in 1996. The state of Louisiana recently granted exempt status to the McIlhenny #1-Sidetrack #3 well, and a refund of prior period severance taxes for that well was recorded during this quarter, which offset the increase applicable to the increase in sales. Marketing deductions were $2,275 for the three months ended June 30, 1997, compared to $2,730 for the corresponding period in 1996, a decrease of $455. The decline in gas production and plant products was mainly responsible for this decrease.

        Depreciation, depletion and amortization expense decreased by $9,256, or 11%, in 1997 compared to the same period in 1996. This decrease is the result of a natural decline in the depletion base of the properties, offset slightly by the additional oil and gas revenues. General and administrative expenses for the second quarter of 1997 decreased by $750, or 1%, compared to the same period in 1996. Interest expense increased by $3,606, or 15%, in the second quarter of 1997 compared to 1996, primarily attributable to an increase in the prime interest rate in 1997.


      Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

        Net income for the six months ended June 30, 1997 was $436,524, an increase of $161,939, or 59%, from net income of $274,585 reported for the same period in 1996. This increase resulted primarily from an increase in net oil and gas revenues offset by increases in lease operating and depreciation, depletion and amortization expenses.

        Crude oil and natural gas sales of $1,155,068 for the six months ended June 30, 1997 was an increase of $320,633, or 38%, compared to the same period in 1996. Crude oil production increased to 281 barrels per day, natural gas production and plant products decreased to 168 mcf and 34 equivalent mcf per day, respectively, during the first half of 1997, compared to the first half of 1996 volumes of 203 barrels, 211 mcf, and 44 equivalent mcf, respectively, per day. The completion of the McIlhenny #1-Sidetrack #3 well in April, 1996 and production enhancements on the McIlhenny #2 EA well during the first quarter of 1997 added crude oil production of approximately 79 barrels per day for the first half of 1997. Average sales prices were $20.85 per barrel for crude oil, $2.68 per mcf for natural gas, and $1.98 per equivalent mcf for plant products during the first half of 1997 compared to $19.60, $2.50 and $1.89, respectively, for the same period in 1996.

        Lease operating expense for the six months ended June 30, 1997 increased by $75,077, or 50%, compared to the corresponding period in 1996. The increase in lease operating expenses is due primarily to the addition of normal operations for the McIlhenny #1-Sidetrack #3 well, commencing with the second quarter of 1996 and includes approximately $17,000 expended in 1997 for a workover to enhance production on this well. Production tax expense for the first half of 1997 increased $13,910, or 13%, compared to the same period in 1996, which relates to the increase in crude oil production in 1997 offset by the decline in natural gas production and plant products from the Texas wells. Marketing deductions were $2,954 for the six months ended June 30, 1997 compared to $6,351 for the corresponding period in 1996, a decrease of $3,397, or 53%. This decrease is a result of lower gathering and transportation rates provided by a new transporter effective February 1, 1996, and the decline of available gas volumes to transport.

        Depreciation, depletion and amortization expense increased by $62,487, or 52%, for the first half of 1997 compared to the same period in 1996. This increase is primarily the result of the increase in oil and gas revenues. General and administrative expenses for the first six months of 1997 were $130,425 compared to $128,125 for the corresponding period in 1996, an increase of $2,300. Interest expense increased by $8,317, or 17%, in 1997, attributable to the additional funds advanced by the General Partner for capital expenditures incurred in the completion of the McIlhenny #1-Sidetrack #3 well.

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




     DATE:  August 12, 1997